Form 10-Q
period 1996-03-31
CB COMMERCIAL HOLDINGS INC
filed 1996-05-14
CIK 852203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

   x    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
 -----  Exchange Act of 1934


        For the quarterly period ended March 31, 1996

 _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the Transition Period from                   to
                                      -------------------  --------------------

        Commission File Number 0 - 18525


                          CB COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                         52-1616016
         (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)     Identification Number)

         533 South Fremont Avenue
         Los Angeles, California                    90071-1798
    (Address of principal executive offices)        (Zip Code)

      (213) 613 - 3123                              Not Applicable
   (Registrant's telephone               (Former name, former address and formal
  number, including area code)         fiscal year if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes x  No   .
                                       ---   ---


    Number of shares of common stock outstanding at May 14, 1996:

                  Class B-1...   1,854,106
                  Class B-2...   6,066,949
                  Class C-1...     800,000
                  Class C-R...     800,000
                  Class J.....           2


Total of Sequentially Numbered Pages         .
                                    ---------

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1996

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets at March 31, 1996 (Unaudited) and December 31, 1995..........        3

         Unaudited Consolidated Statements of Operations for the Three Months Ended
         March 31, 1996 and 1995..................................................................        4

         Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months
         Ended March 31, 1996 and 1995............................................................        5

         Notes to Consolidated Condensed Financial Statements.....................................        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....        9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................     11

Signatures..........................................................................................     12

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                              March 31,    December 31,
                                                                                1996           1995
                                                                             -----------   -------------
                                                                             (Unaudited)
    ASSETS
Current Assets:
 Cash and cash equivalents................................................    $  16,124       $  23,045
 Receivables, less allowance of $4,202 and $4,400 for doubtful accounts
  at March 31, 1996, and December 31, 1995, respectively..................       28,241          28,322
 Prepaid expenses and other...............................................        5,489           5,654
                                                                              ---------       ---------
  Total current assets....................................................       49,854          57,021
Property and equipment, net...............................................       43,524          44,500
Goodwill, net.............................................................       58,920          59,491
Other intangible assets, net..............................................        9,995          10,783
Inventoried property......................................................        7,355           7,355
Other assets, net.........................................................       11,665          11,804
                                                                              ---------       ---------
  Total assets............................................................    $ 181,313       $ 190,954
                                                                              =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits.......................................    $  20,728       $  28,324
 Accounts payable and accrued expenses....................................       16,990          19,245
 Senior revolving credit line.............................................       12,000               -
 Reserve for bonus and profit sharing.....................................        2,348          12,997
 Current maturities of long-term debt.....................................       10,000           8,250
 Current portion of capital lease obligations.............................        2,592           2,592
                                                                              ---------       ---------
  Total current liabilities...............................................       64,658          71,408
                                                                              ---------       ---------
Long-term debt, less current maturities:
 Senior term loans........................................................      151,072         157,282
 Senior subordinated term loans...........................................       80,560          78,963
 Inventoried property loan................................................        7,470           7,470
 Other long-term debt.....................................................        3,295           3,315
                                                                              ---------       ---------
  Total long-term debt....................................................      242,397         247,030
                                                                              ---------       ---------
Other long-term liabilities...............................................       27,604          27,204
                                                                              ---------       ---------
  Total liabilities.......................................................      334,659         345,642
                                                                              ---------       ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value..........................................           40              40
 Common stock, $.01 par value.............................................           95              93
 Common stock options outstanding.........................................          263             263
 Deferred compensation....................................................           11               -
 Additional paid-in capital...............................................      111,983         110,063
 Accumulated deficit......................................................     (265,738)       (265,147)
                                                                              ---------       ---------
  Total stockholders' equity (deficit)....................................     (153,346)       (154,688)
                                                                              ---------       ---------
  Total liabilities and stockholders' equity (deficit)....................    $ 181,313       $ 190,954
                                                                              =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                                           Three Months
                                                                          Ended March 31,
                                                                     ---------------------------
                                                                          1996         1995
                                                                     -----------     -----------
Revenues:
  Operating revenues...............................................   $   112,600    $    99,926
  Interest income..................................................           536            490
                                                                      -----------    -----------
                                                                          113,136        100,416
                                                                      -----------    -----------
Costs and Expenses:
  Commissions, fees and other incentives...........................        50,217         47,234
  Operating, administrative and other..............................        55,132         48,532
  Interest.........................................................         5,858          5,135
  Depreciation and amortization....................................         2,568          1,857
                                                                      -----------    -----------
                                                                          113,775        102,758

Loss before provision (benefit) for income taxes...................          (639)        (2,342)

Provision (benefit) for income taxes...............................           (48)            74
                                                                      -----------    -----------

Net loss...........................................................   $      (591)   $    (2,416)
                                                                      ===========    ===========

Per share data:
  Net loss per common and common equivalent share outstanding......        $(0.05)        $(0.21)
                                                                      ===========    ===========

  Weighted average common and common equivalent shares outstanding.    11,697,728     11,343,112
                                                                      ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                           Three Months
                                                                          Ended March 31,
                                                                      ------------------------
                                                                          1996         1995
                                                                      -----------  -----------
Cash flows from operating activities:
 Net loss..........................................................   $   (591)   $ (2,416)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................      2,568       1,857
 Net change in other operating assets and liabilities..............    (14,534)    (14,396)
                                                                      --------    --------

    Net cash used in operating activities..........................    (12,557)    (14,955)
                                                                      --------    --------

Cash flows from investing activities:
 Purchases of property and equipment...............................       (574)     (1,017)
 Increase in intangible assets and goodwill........................     (1,321)          -
 Increase in short-term investments................................          -      (1,431)
 Other investing activities, net...................................         11         (30)
                                                                      --------    --------

    Net cash used in investing activities..........................     (1,884)     (2,478)
                                                                      --------    --------

Cash flows from financing activities:
 Proceeds from senior revolving credit line........................     12,000       3,000
 Repayment of senior term loans....................................     (4,460)     (5,262)
 Other financing activities, net...................................        (20)        (26)
                                                                      --------    --------

    Net cash provided by (used in) financing activities............      7,520      (2,288)
                                                                      --------    --------

Net decrease in cash and cash equivalents..........................     (6,921)    (19,721)

Cash and cash equivalents, at beginning of period..................     23,045      28,770
                                                                      --------    --------

Cash and cash equivalents, at end of period........................   $ 16,124    $  9,049
                                                                      ========    ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)......................................   $  3,424    $  3,052
                                                                      ========    ========

  Federal and state income taxes...................................   $    301    $    189
                                                                      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of CB Commercial Holdings, Inc., a holding company that conducts its operations solely through CB Commercial Real Estate Group, Inc. ("CB Commercial") and its subsidiaries (collectively, the "Company"). In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for interim periods are not necessarily indicative of results for a full year.


2.  ACQUISITIONS

On June 30, 1995, CB Commercial, through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is a realty advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million plus $2.9 million in net liabilities assumed and an additional $1 million in costs related to the Westmark acquisition. Approximately $20 million of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers may also be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18 million. The supplemental purchase price will be recorded as additional goodwill, if and when earned. As of December 1995, approximately $871,000 was earned and was paid to the sellers on March 31, 1996. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial and $10 million of proceeds from a senior subordinated loan bearing interest at 20% per annum issued to WREAP, which is nonrecourse to CB Commercial (except for a portion of the interest payable). The interest is deferred until the Westmark Senior Notes are paid or cash collateralized in full and is, therefore, reflected as an increase in principal amount.

The acquisition was accounted for as a purchase. The Company has allocated approximately $6.9 million of the total purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements and trade name, and the remaining $34.5 million was recorded as goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from five to ten years. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately thirty years and is being amortized on a straight line basis over this period. Based upon future experience, this useful life could be decreased. In that event, the charge for goodwill would be increased and earnings decreased. (See Note 3)

On April 11, 1995, the Company also acquired certain assets of Langdon Rieder, a tenant advisory business, for approximately $1.5 million in cash plus other consideration. The purchase price has largely been allocated to intangibles and goodwill, which is being amortized on a straight line basis over their useful lives ranging from three to seven years.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

2.  ACQUISITIONS (CONTINUED)

The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, and the results of their operations are reflected in the accompanying consolidated financial statements for the quarter ended March 31, 1996. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired and were not included in the Company's results for the quarter ended March 31, 1995, as the acquisitions occurred subsequent to that date. The pro forma results of operations of the Company for the quarter ended March 31, 1995, assuming the acquisitions had occurred on January 1, 1995, would have been as follows:
(Amounts in thousands except per share data)

   Revenues........................................ $105,733

   Net loss........................................   (3,679)

   Common and common equivalent loss per share.....     (.31)


3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 1996, consisted of $37.5 million related to the 1995 acquisitions (see Note 2) and $21.4 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

Other intangible assets at March 31, 1996, included approximately $4.4 million of deferred financing costs and $5.6 million of intangibles stemming from the Westmark and Langdon Rieder acquisitions. (See Note 2)

The Company periodically evaluates the recoverability of the carrying amounts of goodwill and other intangible assets. In this assessment the Company considers the expected useful lives of its goodwill and intangibles and the estimated future cash flows associated with these assets. If any of the significant assumptions inherent in the estimated future cash flows change in a material way due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions, and any resulting impairment would be recorded in the period such changes occur.


4.  DEFERRED COMPENSATION PLAN

Under the Company's Deferred Compensation Plan, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The Plan permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the Plan and is an unsecured long term liability of the Company, or in newly issued shares of Class B-2 Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. From Plan inception through March 31, 1996, approximately $1.2 million (including interest) and $3.5 million have been deferred in cash and stock, respectively, all of which was charged to expense in the period of deferral. Of the $3.5 million deferred in stock, all but approximately $11,000, which will be issued in April 1996, has been issued in Class B-2 Common Stock as of March 31, 1996.


5.  COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability that may result from resolution of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' EQUITY

During the first quarter of 1996 the Company issued 95,833 shares of its Class B-2 Common Stock in connection with the Deferred Compensation Plan (including bonuses deferred in stock). In March 1996 the Company also issued 125,389 shares of its Class B-2 Common Stock with a stated value of approximately $1,047,000 to the Company's Capital Accumulation Plan for the year ended December 31, 1995, and 8,501 shares were issued to sales professionals who elected to receive a portion of their annual premium on earnings payments in stock rather than cash.

As of March 31, 1996, 6,065,865 shares of Class B-2 Common Stock were outstanding.


7.  PER SHARE INFORMATION

Earnings per share is calculated based on weighted average common shares and dilutive stock options outstanding. When the Company is in a net loss position for a particular reporting period, the Class C-1 and Class C-R shares, as well as the stock options outstanding, are excluded as they are anti-dilutive. This may result in variations in the weighted average number of shares outstanding between periods.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

CB Commercial Holdings, Inc. ("CB Holdings") was organized to acquire Coldwell Banker Commercial Group, Inc., and had no operations prior to the acquisition on April 19, 1989. In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. CB Holdings is a holding company that conducts its operations solely through CB Commercial and its subsidiaries (collectively, the "Company").

The Company has significant annual interest expense related to the indebtedness incurred in connection with the Acquisition. Prior to 1994 the Company also had substantial noncash expenses associated with amortization and depreciation of intangible assets and fixed assets arising from the allocation of the Acquisition purchase price. This interest, amortization and depreciation resulted in a substantial net operating loss carryforward, which can be used to reduce the Company's federal and certain state income tax liabilities, if any, over the next several years.

The Company's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact upon its operations. Commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand versus general inflation. In addition, the Company's revenues are seasonal, with generally lower revenue in the first two calendar quarters and higher revenue in the third and fourth quarters.

The effects of seasonality on revenues are accentuated with respect to operating income due to non-variable cost components of the Company's operating expenses, including office lease expenses, utilities and other general and administrative costs. These non-variable costs are charged to expense as they are incurred during the year. Accordingly, non-variable costs represent a greater percentage of revenues during the first two quarters of each year.

On June 30, 1995, CB Commercial, through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is a realty advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million, plus $2.9 million in net liabilities assumed and an additional $1 million in costs related to the Westmark acquisition. Approximately $20 million of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers may also be entitled to a supplemental purchase price based on the operating results of Westmark, payable over a period of six years and subject to a maximum aggregate payment of $18 million. The supplemental purchase price will be recorded as additional goodwill, if and when earned. As of December 31, 1995, approximately $871,000 was earned and was paid to the sellers on March 31, 1995. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial and $10 million of proceeds from a senior subordinated loan bearing interest at 20% per annum issued to WREAP, which is nonrecourse to CB Commercial (except for a portion of the interest payable). The interest is deferred until the Westmark Senior Notes are paid or cash collateralized in full.

The acquisition was accounted for as a purchase. The Company allocated approximately $6.9 million of the total purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements and trade name, and the remaining $34.5 million was recorded as goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from five to ten years. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately thirty years and is being amortized on a straight line basis over this period. Based upon future experience, this useful life may be decreased. In that event, the charge for intangibles and goodwill would be increased and earnings decreased.

On April 11, 1995, the Company also acquired certain assets of Langdon Rieder, a tenant advisory business, for approximately $1.5 million in cash plus other consideration. The purchase price has largely been allocated to intangibles and goodwill, which is being amortized on a straight line basis over their useful lives ranging from three to seven years.

In 1996 the Company adopted Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." These statements did not have a material impact on the financial statements.

RESULTS OF OPERATIONS -

QUARTER ENDED MARCH 31, 1996, COMPARED TO THE QUARTER ENDED MARCH 31, 1995

Revenues for the first quarter of 1996 were $113.1 million, up $12.7 million, or 12.7%, from the first quarter of 1995. Brokerage commissions increased $3.6 million, or 4.2%. Of this increase, sales commissions improved 14.6%, from $36 million to $41.3 million, but were offset slightly by a decrease in lease commissions, from $47.7 million to $46 million, or 3.6%. Realty advisor acquisition fees and asset management fees increased almost threefold, from $2.1 million to $8.2 million, primarily as a result of the Westmark acquisition.
Loan origination fees increased $1.2 million, or 103.2%. Management fees, appraisal fees and brokerage consulting and referral fees increased 14.7%, 17.4% and 13.7%, respectively.

Commissions, fees and other incentives are directly related to revenues since a substantial majority of the sales force compensation is based on revenue. However, realty advisor acquisition fees, which have increased significantly, incur no commissions. After removing the effect of realty advisor fees, the increase in commissions, fees, and other incentives over prior year is directly attributable to the increasing revenues and has decreased slightly as a percent of revenues, from 48.1% for the first quarter of 1995 to 47.8% for the first quarter of 1996.

Operating and administrative expenses for the quarter totaled $55.1 million compared to $48.5 million in 1995, an increase of 13.6%. Of this increase, $3.9 million was attributable to Westmark's operations. Operating and administrative expenses as a percent of sales were lower during the first quarter of 1996 than for the first quarter of 1995.

Interest expense (including amortization of deferred financing costs) for the first quarter of 1996 was $5.8 million compared to $5.1 million for the first quarter of 1995. This increase of $700,000, or 14.1%, resulted from the addition of debt incurred with respect to the Westmark acquisition, offset in part by reduced average borrowing levels on other Company indebtedness and a general decline in interest rates.

Depreciation and amortization of intangible assets was $2.6 million for the first quarter of 1996 compared to $1.9 million for the first quarter of 1995. This increase of $700,000 resulted primarily from the Westmark acquisition.

The net result for the first quarter of 1996 was a loss of $591,000, compared to a net loss of $2.4 million in the first quarter of 1995, an improvement of $1.8 million, or 76% over 1995.


LIQUIDITY AND CAPITAL RESOURCES -

During the first quarter of each year the Company has substantial cash requirements to pay compensation and employee benefits associated with the volume of business activity that occurs in the last days of December of the year just ended and the payment of incentive compensation based on the preceding year's operating results. In 1996 these payments, together with the regular quarterly operating expenses, were provided from operating cash flow and cash equivalents on hand at the beginning of the quarter together with a net borrowing of $12 million under the Company's revolving credit facility. The Company has no material obligations for capital expenditures.

The Company's revenues have continued to increase coincident with the return of liquidity to the commercial real estate business. The Company believes, therefore, that it will be in a position to satisfy its obligations with respect to the Senior Term Loans and the Subordinated Term Loans, as well as other working capital requirements from internally generated cash flow, although no assurances can be given in this regard.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A) EXHIBITS

       27 Financial Data Schedule



   (B) REPORTS ON FORM 8-K

       None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CB COMMERCIAL HOLDINGS, INC.


      Date:  May 14, 1996       /s/ Ronald J. Platisha
                                _________________________________
                                        Ronald J. Platisha
                                     Executive Vice President,
                                   Principal Accounting Officer