Form 10-Q
period 1996-06-30
CB COMMERCIAL HOLDINGS INC
filed 1996-08-14
CIK 852203

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



 X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934

     For the quarterly period ended June 30, 1996

- ---- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from             to
                                    -----------    -----------

     Commission File Number 0-18525

                         CB COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                52-1616016
      (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)             Identification Number)

      533 South Fremont Avenue
       Los Angeles, California                            90071-1798
(Address of principal executive offices)                 (Zip Code)

            (213) 613-3123                              Not Applicable
       (Registrant's telephone                  (Former name, former address and
     number, including area code)                formal fiscal year if changed
                                                       since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---
       Number of shares of common stock outstanding at August 13, 1996:

                  Class B-1.......1,854,106
                  Class B-2.......6,066,949
                  Class C-1.......  800,000
                  Class C-R.......  800,000
                  Class J.........        2

                CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1996

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                        PAGE
                                                                                                      ----
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets at June 30, 1996 (Unaudited) and December
         31, 1995.....................................................................................   3

         Unaudited Consolidated Statements of Operations for the Three Months
         Ended June 30, 1996, and 1995 and for the Six Months Ended
         June 30, 1996, and 1995......................................................................   4

         Unaudited Consolidated Condensed Statements of Cash Flows for the Three
         Months Ended June 30, 1996, and 1995 and for the Six Months Ended
         June 30, 1996, and 1995......................................................................   5

         Notes to Consolidated Condensed Financial Statements.........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations...................................................................................   9

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................   12

Item 4.   Submission of Matters to Vote of Security Holders...........................................   12

Item 6.   Exhibits and Reports on Form 8-K............................................................   12

Signatures............................................................................................   14

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                               ------------            ------------
                                                                                (Unaudited)
                  ASSETS
Current Assets:
   Cash and cash equivalents..................................................   $ 27,451                $ 23,045
   Receivables, less allowance of $4,008 and $4,400 for doubtful
     accounts at June 30, 1996, and December 31, 1995, respectively...........     29,739                  28,322
   Prepaid expenses and other.................................................      7,828                   5,654
                                                                                 --------                --------
     Total current assets.....................................................     65,018                  57,021
Property and equipment, net...................................................     42,972                  44,500
Other intangible assets, net..................................................      9,370                  10,783
Goodwill, net.................................................................     58,373                  59,491
Inventoried property..........................................................      7,355                   7,355
Other assets, net.............................................................      6,675                  11,804
                                                                                 --------                --------
      Total assets............................................................   $189,763                $190,954
                                                                                 ========                ========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
   Compensation and employee benefits.........................................   $ 23,566                $ 28,324
   Accounts payable and accrued expenses......................................     17,778                  19,245
   Senior revolving credit line...............................................     16,323                      -
   Current maturities of long-term debt.......................................     11,002                   8,250
   Reserve for bonus and profit sharing.......................................      5,805                  12,997
   Current portion of capital lease obligations...............................      2,592                   2,592
                                                                                 --------                --------
      Total current liabilities...............................................     77,066                  71,408
                                                                                 --------                --------
Long-term debt, less current maturities:
   Senior term loans..........................................................    142,172                 157,282
   Senior subordinated term loans.............................................     82,108                  78,963
   Inventoried property loan..................................................      7,470                   7,470
   Other long-term debt.......................................................      3,275                   3,315
                                                                                 --------                --------
      Total long-term debt....................................................    235,025                 247,030
                                                                                 --------                --------
Other long-term liabilities...................................................     28,679                  27,204
                                                                                 --------                --------
       Total liabilities......................................................    340,770                 345,642
                                                                                 --------                --------
Commitments and contingencies

Stockholders' Equity (Deficit):
   Preferred stock, $.01 par value............................................         40                      40
   Common stock, $.01 par value...............................................         95                      93
   Deferred compensation......................................................        123                      -
   Common stock options outstanding...........................................        263                     263
   Additional paid-in capital.................................................    111,993                 110,063
   Accumulated deficit........................................................   (263,521)               (265,147)
                                                                                 --------                --------
       Total stockholders' equity (deficit)...................................   (151,007)               (154,688)
                                                                                 --------                --------
       Total liabilities and stockholders' equity (deficit)...................   $189,763                $190,954
                                                                                 ========                ========

The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands except per share data)

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                            ----------------------              -----------------------
                                                            1996              1995              1996               1995
                                                            ----              ----              ----               ----
Revenues:
    Operating revenues.............................   $   130,823          $  108,361         $   243,423       $  208,287
    Interest income................................           485                 393               1,021              883
                                                      -----------          ----------         -----------       ----------
                                                          131,308             108,754             244,444          209,170
                                                      -----------          ----------         -----------       ----------
Costs and Expenses:
    Commissions, fees and other incentives.........        60,635              51,780             110,852           99,014
    Operating, administrative and other............        60,003              50,337             115,135           98,869
    Interest.......................................         5,689               5,244              11,547           10,379
    Depreciation and amortization..................         2,326               1,825               4,894            3,682
                                                      -----------          ----------         -----------       ----------
                                                          128,653             109,186             242,428          211,944
                                                      -----------          ----------         -----------       ----------

Income (loss) before provision for income taxes....         2,655                (432)              2,016           (2,774)

Provision for income taxes.........................           438                  26                 390              100
                                                      -----------          ----------         -----------       ----------
Net income (loss)..................................   $     2,217          $     (458)        $     1,626       $   (2,874)
                                                      ===========          ==========         ===========       ==========
Per share data:
    Net income (loss) per common and common
      equivalent share outstanding.................   $       .16          $     (.04)        $       .12       $     (.25)
                                                      ===========          ==========         ===========       ==========

    Weighted average common and common
      equivalent shares outstanding................    13,561,494           11,481,434         13,449,967        11,412,655
                                                       ==========           ==========         ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                            ----------------------              -----------------------
                                                            1996              1995              1996               1995
                                                            ----              ----              ----               ----
Cash flows from operating activities:
   Net income (loss).....................................   $ 2,217         $  (458)          $ 1,626             $(2,874)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization.......................     2,326           1,825             4,894               3,682
   Net change in other operating assets and
     liabilities.........................................     8,610           5,051            (5,924)             (9,345)
                                                            -------         -------           -------             -------
     Net cash provided by (used in) operating
       activities........................................    13,153           6,418               596              (8,537)
                                                            -------         -------           -------             -------
Cash flows from investing activities:
   Purchases of property and equipment...................      (938)           (282)           (1,512)             (1,299)
   Net proceeds from the sale of property and equipment..         1              -                  1                  -
   Acquisitions of businesses including net assets
     acquired and goodwill...............................        -          (19,865)           (1,321)            (19,865)
   Proceeds from collections on notes receivable.........     2,705             180             2,716                 194
   Decrease (increase) in short term investments.........        -            1,000                -                 (400)
   Other investing activities, net.......................        -               80                -                    5
                                                             -------         -------           -------             -------
     Net cash provided by (used in) investing activities.     1,768         (18,887)             (116)            (21,365)
                                                             -------         -------           -------             -------
Cash flows from financing activities:
   Proceeds from senior revolving credit line............     6,323          10,000            18,323              13,000
   Proceeds from senior subordinated term loans..........        -           10,000                -               10,000
   Repayment of senior revolving credit line.............    (2,000)             -             (2,000)                 -
   Repayment of senior term loans........................    (7,898)         (4,475)          (12,358)             (9,737)
   Other financing activities, net.......................       (19)           (134)              (39)               (160)
                                                             -------         -------           -------             -------
     Net cash provided by (used in) financing
       activities........................................    (3,594)         15,391             3,926              13,103
                                                            -------         -------           -------             -------
Net increase (decrease) in cash and cash equivalents.....    11,327           2,922             4,406             (16,799)

Cash and cash equivalents, at beginning of period........    16,124           9,049            23,045              28,770
                                                            -------         -------           -------             -------
Cash and cash equivalents, at end of period..............   $27,451         $11,971           $27,451             $11,971
                                                            =======         =======           =======             =======
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest (none capitalized).........................   $ 3,214         $ 3,294           $ 6,666             $ 6,346
                                                            =======         =======           =======             =======
     Federal and state income taxes......................   $   142         $    47           $   320             $   236
                                                            =======         =======           =======             =======

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

The acquisition was accounted for as a purchase. The Company has allocated approximately $6.9 million of the total initial purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements and trade name, and the remaining $34.5 million was recorded as goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from five to ten years. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately thirty years and is being amortized on a straight line basis over this period. Based upon experience, this useful life could be decreased. In that event, the charge for goodwill would be increased and earnings decreased. (See Note 5)

On April 11, 1995, the Company also acquired certain assets of Langdon Rieder, a tenant advisory business, for approximately $1.5 million in cash plus other consideration. The purchase price has largely been allocated to intangibles and goodwill, which is being amortized on a straight line basis over their useful lives ranging from three to seven years.

3. OTHER ASSETS

Included in other assets at December 31, 1995, were two notes receivables totaling $5 million. The notes were secured by first mortgage liens on hotel properties bearing interest at 9% and 9.5% due at maturity in July 1997. During the second quarter of 1996 payment in full on one note totaling $2.7 million was received. The remaining note has been reclassified to current.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

4. OTHER LONG-TERM LIABILITIES

Included in other long-term liabilities is deferred interest on the senior term loans of $4.2 million and $3.1 million at June 30, 1996, and December 31, 1995, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at June 30, 1996, consisted of $37.1 million related to the 1995 acquisitions and $21.3 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

Other intangible assets at June 30, 1996, included approximately $4.1 million of deferred financing costs and $5.3 million of intangibles stemming from the Westmark and Langdon Rieder acquisitions.

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

6. DEFERRED COMPENSATION PLAN

Under the Company's Deferred Compensation Plan, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The Plan permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the Plan and is an unsecured long term liability of the Company, or in newly issued shares of Class B-2 Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. From Plan inception through June 30, 1996, approximately $1.3 million (including interest) and $2.6 million have been deferred in cash and stock, respectively, all of which was charged to expense in the period of referral. Of the $2.6 million deferred in stock, all but approximately $123,000, which will be issued in August 1996, has been issued in Class B-2 Common Stock as of June 30, 1996.

7. COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Management believes that any liability to the Company, net of insurance proceeds, that may result from resolution of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

8. STOCKHOLDERS' EQUITY

During the first and second quarters of 1996 the Company issued 95,833 and 1,084 shares, respectively, of its Class B-2 Common Stock in connection with the Deferred Compensation Plan (including bonuses deferred in stock). In March 1996 the Company also issued 125,389 shares of its Class B-2 Common Stock with a stated value of approximately $1,047,000 to the Company's Capital Accumulation Plan for the year ended December 31, 1995, and 8,501 shares were issued to sales professionals who elected to receive a portion of their annual premium on earnings payments in stock rather than cash.

As of June 30, 1996, 6,066,949 shares of Class B-2 Common Stock were outstanding.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

9. PER SHARE INFORMATION

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

Weighted average common and common equivalent shares outstanding are comprised of the following:

                                                              Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                            ----------------------              -----------------------
                                                            1996              1995              1996               1995
                                                            ----              ----              ----               ----
Preferred stock:
     Series A-1 ....................                     1,000,000         1,000,000         1,000,000           1,000,000
     Series A-2 ....................                     2,000,000         2,000,000         2,000,000           2,000,000
     Series A-3....................                      1,000,000         1,000,000         1,000,000           1,000,000

Common stock:
     Class B-1 .....................                     1,854,106         1,850,000         1,854,106           1,850,000
     Class B-2 .....................                     6,066,675         5,631,434         5,955,148           5,562,655
     Class C-1 .....................                       800,000                -            800,000                  -
     Class C-R .....................                       800,000                -            800,000                  -

Stock options:
     Service Providers Plan.........                        40,713                -             40,713                  -
                                                        ----------       ----------         ----------         ----------
                                                        13,561,494       11,481,434         13,449,967         11,412,655
                                                        ==========       ==========         ==========         ==========

10. SUBSEQUENT EVENT

Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly owned subsidiary of CB Commercial, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal is a wholly owned subsidiary of L.J. Melody & Company. L.J. Melody & Company and LJMCal (collectively "LJMCo") are commercial mortgage banking firms engaged in loan origination and loan servicing. LJMCo is headquartered in Houston, Texas.

The purchase price for LJMCo was $15 million, of which $9 million was paid in cash and the remaining $6 million in notes. The notes bear interest of 10% per annum, with $3 million maturing on July 1, 1998, and $3 million maturing on July 1, 2001, and are secured by a $3 million letter of credit. The portion of the initial purchase price paid in cash at the closing was provided by CB Commercial from a combination of cash on hand and borrowings under a credit facility with The Sumitomo Bank, Limited, which borrowings are expected to be repaid by the end of 1996.

The acquisition was accounted for as a purchase. The Company allocated approximately $3.7 million of the total purchase price of $15 million to identifiable intangible assets acquired, consisting of loan servicing and asset management contracts, trade name, a covenant not to compete and other intangibles, and the remaining $11.3 million was recorded to goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from three to 13 years. Goodwill is being amortized on a straight line basis over 30 years.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

CB Commercial Holdings, Inc. ("CB Holdings") was organized to acquire Coldwell Banker Commercial Group, Inc., and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. ("CB Commercial"). CB Holdings is a holding company that conducts its operations solely through CB Commercial and its subsidiaries (collectively, the "Company").

The Company has significant annual interest expense related to the indebtedness incurred in connection with the Acquisition. Prior to 1994 the Company also had substantial noncash expenses associated with amortization and depreciation of intangible assets and fixed assets arising from the allocation of the Acquisition purchase price. This interest, amortization and depreciation resulted in a deficit equity balance and a substantial net operating loss carryforward, which can be used to reduce the Company's federal and certain state income tax liabilities, if any, over the next several years.

The Company's operations are directly affected by various national and local economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact upon its operations. Commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand. In addition, the Company's revenues are seasonal, with generally lower revenue in the first two calendar quarters and higher revenue in the third and fourth quarters.

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

The acquisition was accounted for as a purchase. The Company allocated approximately $6.9 million of the total purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements and trade name, and the remaining $34.5 million was recorded as goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from five to ten years. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately thirty years and is being amortized on a straight line basis over this period. Based upon experience, this useful life may be decreased. In that event, the charge for intangibles and goodwill would be increased and earnings decreased.

On April 11, 1995, the Company also acquired certain assets of Langdon Rieder, a tenant advisory business, for approximately $1.5 million in cash plus other consideration. The purchase price has largely been allocated to intangibles and goodwill, which is being amortized on a straight line basis over their useful lives ranging from three to seven years.

Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly owned subsidiary of CB Commercial, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal is a wholly owned subsidiary of L.J. Melody & Company. L.J. Melody & Company and LJMCal (collectively "LJMCo") are commercial mortgage banking firms engaged in loan origination and loan servicing. LJMCo is headquartered in Houston, Texas.

The purchase price for LJMCo was $15 million, of which $9 million was paid in cash and the remaining $6 million in notes. The notes bear interest of 10% per annum, with $3 million maturing on July 1, 1998, and $3 million maturing on July 1, 2001, and are secured by a $3 million letter of credit. The portion of the initial purchase price paid in cash at the closing was provided by CB Commercial from a combination of cash on hand and borrowings under a credit facility with The Sumitomo Bank, Limited, which borrowings are expected to be repaid by the end of 1996.

The acquisition was accounted for as a purchase. The Company allocated approximately $3.7 million of the total purchase price of $15 million to identifiable intangible assets acquired, consisting of loan servicing and asset management contracts, trade name, a covenant not to compete and other intangibles, and the remaining $11.3 million was recorded to goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from three to 13 years. Goodwill is being amortized on a straight line basis over 30 years.

RESULTS OF OPERATIONS -

QUARTER ENDED JUNE 30, 1996, COMPARED TO THE QUARTER ENDED JUNE 30, 1995

Total revenues for the second quarter of 1996 were up 20.7% from the second quarter of 1995 -- $131.3 million compared to $108.8 million, an increase of $22.6 million. Increases were realized in all major categories of revenue with sales commissions increasing 15.2%, from $41.7 million to $48.1 million, and lease commissions increasing 12.5%, from $48.7 million to $54.7 million. Additionally, realty advisor acquisition fees and asset management fees increased 235.8%, from $2.3 million to $7.8 million, primarily as a result of the Westmark acquisition; brokerage consulting and referral fees increased 71.9%, from $4 million to $6.9 million, and appraisal fees, loan origination fees and management fees increased 27.9%, 27.7% and 10.1%, respectively.

Commissions, fees and other incentives are directly related to revenues since a substantial majority of the sales force compensation is based on revenue. However, realty advisor acquisition fees, which have increased significantly, incur no commissions. After removing the effect of realty advisor fees, commissions, fees, and other incentives have remained comparable as a percent of revenues for both periods.

Operating and administrative expenses for the quarter ended June 30, 1996, totaled $60 million compared to $50.3 million in 1995, an increase of 19.2%. Of the increase, $3.7 million was attributable to Westmark's operations.

Interest expense for the second quarter of 1996 was $5.7 million compared to $5.2 million for the second quarter of 1995. This increase of $445,000, or 8.5%, resulted from the addition of debt incurred with respect to the Westmark acquisition, offset in part by reduced average bank borrowing levels on other Company indebtedness and a decline in interest rates on bank debt.

Depreciation and amortization of intangible assets was $2.3 million for the second quarter of 1996 compared to $1.8 million for the second quarter of 1995. This increase of $500,000 resulted primarily from the Westmark acquisition.

The net result for the second quarter of 1996 was income of $2.2 million compared to a net loss of $458,000 in the second quarter of 1995.

SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the first six months of 1996 were up 16.9% over the prior year -- $244.4 million, an increase of $35.3 million. Major revenue increases were produced from brokerage commissions -- sales commissions increased 14.9%, from $77.8 million to $89.4 million, and lease commissions increased 4.5%, from $96.4 million to $100.7 million. Realty advisor acquisition fees and asset management fees increased 257.6%, from $4.5 million to $16 million, primarily as a result of the Westmark acquisition. Brokerage consulting and referral fees increased 42.4%, from $8.2 million to $11.7 million, and appraisal fees, management fees and loan origination fees increased 23%, 12.3% and 55.6%, respectively.

Commissions, fees and other incentives are directly related to revenues since a substantial majority of the sales force compensation is based on revenue. However, realty advisor acquisition fees, which have increased significantly, incur no commissions. After removing the effect of realty advisor fees, commissions, fees and other incentives have remained comparable as a percent of revenues for both periods.

Operating and administrative expenses for the six months ended June 30, 1996, were $115.1 million, an increase of $16.3 million, or 16.5%, from the first six months of 1995. Of this increase, $7.6 million was attributable to Westmark's operations.

Interest expense for the six months was $11.5 million compared to $10.4 million in 1995. This increase of $1.1 million, or 11.3%, resulted from the addition of debt incurred with respect to the Westmark acquisition, offset in part by reduced average bank borrowing levels on other Company indebtedness and a decline in interest rates on bank debt.

Depreciation and amortization of intangible assets was $4.9 million for the six months ended June 30, 1996, compared to $3.7 million for the comparable period in 1995. This $1.2 million increase resulted primarily from the Westmark acquisition.

Net income for the six months ended June 30, 1996, was $1.6 million compared to a net loss of $2.9 million for the six months ended June 30, 1995, an improvement of $4.5 million.

LIQUIDITY AND CAPITAL RESOURCES -

During the first quarter of each year the Company has substantial cash requirements to pay compensation and employee benefits associated with the volume of business activity that occurs in the last days of December of the year just ended and the payment of incentive compensation based on the preceding year's operating results. In 1996 these payments, together with the regular quarterly operating expenses, were provided from operating cash flow and cash equivalents on hand at the beginning of the quarter together with a net borrowing of $16.3 million under the Company's revolving credit facility. The Company has no material obligations for capital expenditures.

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

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In 1993 a significant jury verdict was entered against the Company in the amount of $2,105,328. Post-verdict motions resulted in an order granting a trial as to damages by reason of judicial errors in the trial and insufficiency of the evidence to support the damage award. Upon appeal by the plaintiff, the appellate court affirmed the new trial order on damages and also ordered a new trial on the issue of liability. In June 1996 the Company settled the case with the plaintiff for an amount less than the verdict, a major portion of which was covered by insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   Annual Meeting of Stockholders held on May 21, 1996

    (b)   Not Applicable

    (c) The holders of the Series A-1 and A-2 Preferred Stock elected the nominees for Class I-1 Directors (Stanton D. Anderson, Frank C. Carlucci, Hiroaki Hoshino, Takayuki Kohri and Masayasu Ueno) by the affirmative vote of 4,000,000 shares, representing 100 percent of the outstanding shares of such Series. The holders of the Class B-1 Common Stock elected the nominees for Class 1-2 Directors (Frederic V. Malek and Daniel A. D'Aniello) by the affirmative vote of 1,729,106 shares, representing 93.3 percent of the outstanding shares of such Class. The holders of the Class B-2 Common Stock elected the nominees for Class M Directors by the following votes: Gary J. Beban (4,569,381 for, 11,161 withheld); Richard C. Clotfelter (4,550,013 for, 30,529 withheld); James J. Didion (4,541,880 for, 38,662 withheld); George J. Kallis (4,460,666 for, 119,876 withheld); Jeffrey S. Morgan (4,560,591 for,
          19,951 withheld); Richard A. Pogue (4,478,874 for, 101,668 withheld); and Walter V. Stafford (4,548,147 for, 32,395 withheld). The stockholders elected the nominees for Class J Directors as follows: by the affirmative vote of 4,000,000 shares of the Series A-1 and A-2 Preferred Stock (representing 100 percent of the outstanding shares of such Series), by the affirmative vote of 1,729,106 shares of the Class B-1 Common Stock (representing 93.3 percent of the outstanding shares of such Class) and by the vote of the holders of the Class B-2 Common Stock as follows: Richard C. Blum (4,556,188 for, 20,918 withheld); Peter V. Ueberroth (4,576,276 for, 4,266 withheld); and Gary L. Wilson (4,572,662 for, 7,880 withheld).

          The stockholders ratified the appointment of Arthur Andersen LLP as independent accountants for the Company as follows, with all stockholders voting as a single class: by the affirmative vote of 4,000,000 shares of the Company's Series A-1 and A-2 Preferred Stock (representing 100 percent of the outstanding shares of such Series), by the affirmative vote of 1,729,106 shares of the Class B-1 Common Stock (representing 93.3 percent of the outstanding shares of such Class) and by the affirmative vote of 4,493,141 shares of the Company's Class B-2 Common Stock, with 43,740 shares of Class B-2 Common Stock voting in the negative and 40,225 shares of Class B-2 Common Stock abstaining.

     (d)  Not Applicable

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          10.6 (iii) Amendment No. 2 dated as of June 30, 1996 to Second
                     Amended and Restated Senior Secured Credit Agreement dated as of June 30, 1994 between CB Commercial Real Estate Group, Inc. and The Sumitomo Bank, Limited.

                CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
          l0.7 (v) Amendment No. 4 dated as of June 30, 1996 to Senior Subordinated Credit Agreement dated as of October 10, 1991 among CB Commercial Real Estate Group, Inc., as borrower, CB Commercial Holdings, Inc. and certain subsidiaries of CB Commercial Real Estate Group, Inc., as guarantors, and Sumitomo Finance (Dublin) Limited, as lender.

          27         Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CB COMMERCIAL HOLDINGS, INC.


     Date: August 13, 1996       /s/  Ronald J. Platisha
                                 ---------------------------
                                      Ronald J. Platisha
                                    Executive Vice President,
                                   Principal Accounting Officer