Form 10-Q
period 1996-09-30
CB COMMERCIAL HOLDINGS INC
filed 1996-11-14
CIK 852203

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    x     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

          For the quarterly period ended September 30, 1996

 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from                 to
                                         ---------------   -----------------

          Commission File Number 0 - 18525


                          CB COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                   Delaware                                      52-1616016
           (State or other jurisdiction                      (I.R.S. Employer
         of incorporation or organization)                Identification Number)

         533 South Fremont Avenue
         Los Angeles, California                                90071-1798
         (Address of principal executive offices)               (Zip Code)

                (213) 613 - 3123                               Not Applicable
             (Registrant's telephone                     (Former name, former
          number, including area code)                     address and formal
                                                         fiscal year if changed
                                                           since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---


     Number of shares of common stock outstanding at November 13, 1996:

                  Class B-1...   1,854,573
                  Class B-2...   6,620,154
                  Class C-1...     800,000
                  Class C-R...     800,000
                  Class J.....           2

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

                               TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----

PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 (Unaudited) and December 31, 1995.............  3

         Unaudited Consolidated Statements of Operations for the three months ended
         September 30, 1996, and 1995, and for the nine months ended September 30, 1996, and 1995...........................................................................................  4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 1996, and 1995, and for the nine months ended September 30, 1996, and 1995...........................................................................................  5

         Notes to Consolidated Condensed Financial Statements...............................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............. 13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................... 25

         Signatures......................................................................................... 26


                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                                              September 30,    December 31,
                                                                                   1996            1995
                                                                              --------------   -------------
                                                                               (Unaudited)
    ASSETS
Current Assets:
 Cash and cash equivalents.................................................       $  24,903       $  23,045
 Receivables, less allowance of $3,959 and $4,400 for doubtful
  accounts at September 30, 1996 and December 31, 1995, respectively.......          30,741          28,322
 Deferred taxes............................................................           3,983             765
 Prepaid expenses and other................................................           7,498           4,889
                                                                                  ---------       ---------
  Total current assets.....................................................          67,125          57,021
Property and equipment, net................................................          41,795          44,500
Goodwill, net of accumulated amortization of $6,949 and $5,194 as of
 September 30, 1996 and December 31, 1995, respectively....................          62,999          59,491
Other intangible assets, net of accumulated amortization of $251,690 and
 $249,726 as of September 30, 1996 and December 31, 1995, respectively.....          12,138          10,783
Inventoried property.......................................................           7,355           7,355
Deferred taxes.............................................................          34,562               -
Other assets, net..........................................................           6,601          11,804
                                                                                  ---------       ---------
  Total assets.............................................................       $ 232,575       $ 190,954
                                                                                  =========       =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits........................................       $  28,489       $  28,324
 Accounts payable and accrued expenses.....................................          17,931          19,245
 Senior revolving credit lines.............................................           8,000               -
 Reserve for bonus and profit sharing......................................          11,292          12,997
 Current maturities of long-term debt......................................          16,541           8,250
 Current portion of capital lease obligations..............................           2,669           2,592
                                                                                  ---------       ---------
  Total current liabilities................................................          84,922          71,408
                                                                                  ---------       ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................         142,101         160,394
 Senior subordinated term loans............................................          78,462          78,963
 Inventoried property loan.................................................           7,470           7,470
 Other long-term debt......................................................           3,953           3,315
                                                                                  ---------       ---------
  Total long-term debt.....................................................         231,986         250,142
                                                                                  ---------       ---------
Other long-term liabilities................................................          22,561          24,092
                                                                                  ---------       ---------
  Total liabilities........................................................         339,469         345,642
                                                                                  ---------       ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value...........................................              40              40
 Common stock, $.01 par value..............................................             101              93
 Additional paid-in capital................................................         117,826         110,326
 Notes receivable from sale of stock.......................................          (5,109)              -
 Accumulated deficit.......................................................        (219,752)       (265,147)
                                                                                  ---------       ---------
  Total stockholders' equity (deficit).....................................        (106,894)       (154,688)
                                                                                  ---------       ---------
  Total liabilities and stockholders' equity (deficit).....................       $ 232,575       $ 190,954
                                                                                  =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)




                                                                     Three Months Ended               Nine Months Ended
                                                                         September 30,                   September 30.
                                                                 ----------------------------   -------------------------------
                                                                      1996            1995           1996         1995
                                                                 -----------      -----------   -----------         -----------
                                                                                          (Unaudited)

Revenue.....................................................     $   147,168      $   116,603   $   390,863          $   324,890

Costs and Expenses:
   Commissions, fees and other incentives...................          74,196           57,804       195,465              167,569
   Operating, administrative and other......................          56,042           47,803       159,196              134,839
   Depreciation and amortization............................           3,431            3,546         9,749                8,173
                                                                 -----------      -----------   -----------          -----------

Operating income............................................          13,499            7,450        26,453               14,309
Interest income.............................................             286              345         1,035                1,228
Interest expense............................................           6,196            6,428        17,883               16,944
                                                                 -----------      -----------   -----------          -----------

Income (loss) before provision (benefit) for income taxes...           7,589            1,367         9,605               (1,407)

Provision for income tax....................................           4,220              138         4,610                  238
Reduction of valuation allowances...........................         (40,400)               -       (40,400)                   -
                                                                 -----------      -----------   -----------          -----------

Net provision (benefit) for income tax......................         (36,180)             138       (35,790)                 238
                                                                 -----------      -----------   -----------          -----------

Net income (loss)...........................................     $    43,769      $     1,229   $    45,395          $    (1,645)
                                                                 ===========      ===========   ===========          ===========

Per share data:
   Net income (loss) per common and common
     equivalent share outstanding...........................     $      3.11      $      0.09   $      3.29          $     (0.14)
                                                                 ===========      ===========   ===========          ===========

   Weighted average common and common
     equivalent shares outstanding..........................      14,060,957       13,518,104    13,815,434           11,732,012
                                                                 ===========      ===========   ===========          ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)




                                                           Three Months Ended      Nine Months Ended
                                                             September 30,           September 30,
                                                          --------------------   ---------------------
                                                            1996        1995       1996        1995
                                                          ---------   --------   ---------   ---------
                                                                          (Unaudited)

Cash flows from operating activities:
  Net income (loss)....................................   $ 43,769    $ 1,229    $ 45,395    $ (1,645)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization.....................      3,431      3,546       9,749       8,173
     Deferred interest.................................      2,248      1,059       6,515       4,946
     Deferred taxes....................................    (36,906)         -     (36,906)          -
  Net change in other operating assets and
     liabilities.......................................      9,608      2,309        (583)    (10,923)
                                                          --------    -------    --------    --------

     Net cash provided by operating activities.........     22,150      8,143      24,170         551
                                                          --------    -------    --------    --------

Cash flows from investing activities:
  Purchases of property and equipment..................       (790)      (499)     (2,302)     (1,798)
  Disposition of property and equipment................          9         80          10          94
  Acquisitions of businesses including net assets
     acquired, intangibles and goodwill................     (8,625)      (184)     (8,625)    (20,049)
  Proceeds from collections on notes receivable........          5          -       2,721         205
  Other investing activities, net......................          -          8      (1,321)       (412)
                                                          --------    -------    --------    --------

     Net cash used in investing activities.............     (9,401)      (595)     (9,517)    (21,960)
                                                          --------    -------    --------    --------

Cash flows from financing activities:
  Proceeds from senior revolving credit line...........      2,677      1,000      21,000      14,000
  Repayment of senior revolving credit line............    (11,000)    (4,000)    (13,000)     (4,000)
  Proceeds from senior subordinated term loans.........          -          -           -      10,000
  Repayment of senior term loans.......................     (5,875)    (5,060)    (18,233)    (14,797)
  Other financing activities, net......................     (1,099)      (617)     (2,562)     (1,722)
                                                          --------    -------    --------    --------

     Net cash provided (used in) by financing
       activities......................................    (15,297)    (8,677)    (12,795)      3,481
                                                          --------    -------    --------    --------

Net increase (decrease) in cash and cash equivalents...     (2,548)    (1,129)      1,858     (17,928)

Cash and cash equivalents, at beginning of period......     27,451     11,971      23,045      28,770
                                                          --------    -------    --------    --------

Cash and cash equivalents, at end of period............   $ 24,903    $10,842    $ 24,903    $ 10,842
                                                          ========    =======    ========    ========



                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS CONTINUED
                             (Dollars in thousands)



                                                        Three Months Ended          Nine Months Ended
                                                            September 30,            September 30,
                                                        --------------------        -----------------
                                                          1996         1995          1996       1995
                                                        -------      -------        ------     ------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest (none capitalized)....................    $3,315       $ 3,239        $9,981    $ 9,585
     Federal and state income taxes.................       302           128           622        364

Non-cash investing and financing activities:
  Portion of Westmark acquisition financed by
     notes payable..................................         -        20,283             -     20,283
  Portion of L.J. Melody acquisition financed by
     notes payable..................................     3,667             -         3,667          -
  Equipment acquired under capital lease............       348           894         1,255      2,658



  The accompanying notes are an integral part of these consolidated financial statements.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  ORGANIZATION AND ACQUISITIONS

ORGANIZATION. CB Commercial Holdings, Inc. ("CB Holdings") was organized to acquire Coldwell Banker Commercial Group, Inc. and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. CB Holdings is a holding company that conducts its operations solely through CB Commercial Real Estate Group, Inc. and its subsidiaries (collectively, the "Company"). Concurrently with the closing of the Stock Offering (see Note 2), CB Holdings will be renamed CB Commercial Real Estate Services Group, Inc.

NATURE OF OPERATIONS. The Company provides a full range of services to commercial real estate tenants, owners, and investors including: (i) brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management, and real estate market research (collectively, "Property and User Services"), and (ii) mortgage banking (mortgage loan origination and servicing), investment management and advisory services and valuation and appraisal services (collectively, "Investor Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any future period.

ACQUISITIONS. Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal is a wholly-owned subsidiary of L.J. Melody & Company. L.J. Melody & Company and LJMCal (collectively "L.J. Melody") are commercial mortgage banking firms engaged in mortgage loan origination and servicing. L.J. Melody is headquartered in Houston, Texas. The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional notes to sellers. The notes bear interest of 10.0% per annum, with maturities through June 2001. The $2.3 million note will be accounted for as compensation over the term of the note as the payment of this note is contingent upon the principal seller's continued employment with the Company.

The acquisition was accounted for as a purchase. The Company allocated approximately $3.7 million of the total purchase price to identifiable intangible assets, consisting of loan servicing and asset management contracts, trade name, a covenant not to compete and other intangibles. The remaining $9.0 million and a $1.5 million deferred tax liability resulting from the acquisition were recorded to goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from three to 13 years. Goodwill is being amortized on a straight line basis over 30 years.

On June 30, 1995, CB Commercial Real Estate Group, Inc., through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is an investment management and advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million plus $2.9 million in net liabilities assumed and an additional $1.0 million in costs related to the Westmark acquisition. Approximately $20.0 million of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers may also be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The supplemental purchase price will be recorded as additional goodwill, if and when earned. As of December 31, 1995, approximately $0.9 million was earned and was paid to the sellers on March 31, 1996. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial Real Estate Group, Inc. and $10.0 million of

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

1.  ORGANIZATION AND ACQUISITIONS (CONTINUED)

proceeds from a senior subordinated loan ("Westmark Senior Subordinated Loan") bearing interest at 20.0% per annum issued to WREAP, which is nonrecourse to CB Commercial Real Estate Group, Inc. (except for a portion of the interest payable). In November 1996, the terms of the Westmark Senior Subordinated Loan were amended to provide for interest to be payable quarterly on a current basis at a rate of 11.0%, effective June 30, 1995, and to provide for quarterly amortization payments by the Company of $500,000. As amended, interest will accrue on the Senior Subordinated Loan at the original interest rate of 20.0%, but interest in excess of 11.0% will be forgiven upon the payment of the Senior Subordinated Loan in full. If the Company defaults on its payment obligations under the loan at any time, such excess interest will not be forgiven and the Senior Subordinated Loan will bear interest at the rate of 20.0% from June 30, 1995. The terms of the Senior Subordinated Loan originally provided for the interest to be deferred until the debt payable to the Westmark sellers was paid or cash collateralized in full.

The Westmark acquisition was accounted for as a purchase. The Company has allocated approximately $6.9 million of the total initial purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements and trade name and the remaining $34.5 million was recorded as goodwill. The intangibles will be amortized over their estimated useful lives of 6 years, 5 years, and 10 years, respectively. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately 30 years and will be amortized on a straight line basis over this period. Based upon future experience, this useful life could be decreased. In that event, the charge for intangibles and goodwill would be increased and earnings decreased.

On April 11, 1995, the Company acquired certain assets of Langdon Rieder Corporation, a tenant advisory business. The purchase price consisted of a closing payment of $1.5 million in cash and a deferred payment of $1.9 million payable over three years ($633,333 payable on each of January 2, 1997, 1998 and 1999), plus interest on the entire outstanding portion of the deferred payment at an annual rate of 8.0%. The deferred payment is subject to forfeiture under certain circumstances. The purchase price has largely been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their useful lives ranging from three to seven years.

The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of September 30, 1996. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired, and were not material to the Company's results for the nine months ended September 30, 1996. The pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995 and for the three months ended September 30, 1995, assuming the acquisitions had occurred on January 1, 1995, would have been as follows:

                                                          (Amounts in thousands)
                                               Nine Months Ended        Three Months Ended
                                                 September 30,          September 30, 1995
                                              --------------------      ------------------
                                               1996         1995
                                              --------------------
   Revenues.................................   $394,280   $341,050             $118,158

   Net income (loss)........................     44,190     (5,445)                 571

   Net income (loss) per common and
      common equivalent share outstanding...       3.20      (0.46)                0.04

2. STOCK OFFERING AND DEBT MODIFICATIONS

STOCK OFFERING. During September 1996 the Company announced its intent to raise additional capital in an initial public offering ("IPO"). The proceeds from the IPO will be used to repay a portion of the Company's senior secured

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

2. STOCK OFFERING AND DEBT MODIFICATIONS (CONTINUED)

and subordinated indebtedness. The Company also announced a recapitalization which will be contingent upon and executed in conjunction with the IPO and which will help to provide liquidity to its common stockholders. The following summarizes the terms of the recapitalization:

 .   Class B-1 and B-2 common stock of the Company will be converted into the common stock to be issued in the IPO ("Common Stock") on a one-for-one basis;

 .   Class C-1 common stock of the Company will be converted into Common Stock at a conversion ratio based on the initial public offering price per share;

 .   The Company will acquire all issued and outstanding shares of the Class C-R and Class J common stock at $.01 per share;

 .   The Preferred Stock will be convertible into Common Stock at the holder's option after the completion of the IPO at a ratio based upon the per share market price of the Common Stock, ranging from .60 shares of Common Stock per share of Preferred Stock at a market price of $30.00 or more per share of Common Stock to .78 shares of Common Stock per share of Preferred Stock at a market price of $10.00 to $21.99 per share of Common Stock. No conversion of the Preferred Stock is permitted when the market price of the Common Stock is below $10.00 per share.

DEBT MODIFICATIONS. In connection with and conditional upon the IPO, the Company's senior secured lenders have agreed to amend the terms of the senior secured indebtedness effective upon consummation of the IPO. As amended, the senior secured indebtedness will bear interest at the rate of LIBOR plus 2.5%, all of which interest will be payable currently, will have a final maturity date of December 31, 2001 and will provide for quarterly principal repayments of $2.625 million with a final payment of $2.2 million on September 30, 2001. A $10.0 million line of credit will be established for the purpose of funding acquisitions. It will bear interest at LIBOR plus 3.0% payable quarterly. Quarterly principal payments are required but may be borrowed back in full until the line expires on December 31, 1999, at which time it must be repaid in full.

The terms of the Company's senior subordinated indebtedness will also be amended effective upon consummation of the IPO. As amended, from January 1, 1997 through December 31, 1998, the senior subordinated indebtedness will bear interest at a rate of LIBOR plus 1.25%, all of which interest will be payable currently. The interest rate will increase to LIBOR plus 2.0% during 1999, LIBOR PLUS 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% would be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. The senior subordinated indebtedness will have a final maturity date of July 23, 2002. The senior subordinated indebtedness may be prepaid at any time without penalty.


3. OTHER ASSETS

Included in other assets at December 31, 1995 were two notes receivable totaling $5.0 million. The notes were secured by first mortgage liens on hotel properties bearing interest at 9.0% and 9.5% due at maturity in July 1997. During the second quarter of 1996 payment in full on one note totaling $2.7 million was received. The remaining note has been reclassified to current.


4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at September 30, 1996 consisted of $41.9 million related to the 1995 and 1996 acquisitions which is being amortized over an estimated useful life of 30 years and $21.1 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

4. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Other intangible assets at September 30, 1996 included approximately $3.7 million of deferred financing costs and $8.5 million of intangibles stemming from the Westmark, Langdon Rieder and L.J. Melody acquisitions.

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


5. DEFERRED COMPENSATION PLAN

Under the Company's Deferred Compensation Plan (the "DCP"), a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Class B-2 common stock of the Company which elections are recorded as additions to Stockholders' Equity. From DCP inception through September 30, 1996, approximately $1.5 million (including interest) and $2.8 million have been deferred in cash and stock, respectively, all of which was charged to expense in the period of deferral.


6. INCOME TAXES

Beginning in 1992 the Company implemented Statement of Financial Accounting Standards No. 109, the modified liability method of accounting for income taxes. Until the third quarter of 1996, the resulting net deferred tax asset had been fully reserved except for utilization against earnings as realized. Such asset was being recognized to the extent of the tax effect of current taxable earnings.

Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time. As of September 30, 1996, the Company has experienced continuing profitability due to a variety of reasons, including the strength of the commercial real estate markets. In addition, the Company has operated Westmark for one full year and has concluded that Westmark should make a positive contribution to the Company's consolidated taxable income. Finally, the acquisition of L.J. Melody in July 1996 should make a positive contribution to the Company's consolidated taxable income. As a result of these factors, management has determined that it now has sufficient reliable information to conclude that part of the Company's NOLs are realizable on a more likely than not basis. During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of the net operating loss carryforwards ("NOL") would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million, of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the current and future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the nine months ended September 30, 1996, a $4.6 million provision for income taxes has been recorded. Net income for the nine months ended September 30, 1996 was $45.4 million ($3.29 per share of common stock), which includes the net $35.8 million tax benefit.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

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


8. STOCKHOLDER'S EQUITY

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

The Company has a restricted stock purchase plan covering certain key employees including senior management. A total of 550,000 shares of Class B-2 common stock have been reserved for issuance under the 1996 Equity Incentive Plan of CB Holdings. The shares may be issued to senior executives for a purchase price equal to the greater of $10 per share or fair market value. The purchase price for shares under this plan must be paid either in cash or by delivery of a full recourse promissory note. As of September 30, 1996, the Company had issued 510,906 shares of Class B-2 common stock to certain key employees at $10 per share. The related promissory notes are also included in stockholders' equity.

A total of 90,750 shares of Class B-2 common stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996. Options for all such shares have been issued at an exercise price of $10 per share and vest over a period of five years at the rate of five percent per quarter. Options for 90,750 shares of Class B-2 common stock are outstanding as of September 30, 1996.

As of September 30, 1996, 6,620,154 shares of Class B-2 stock were outstanding.

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

Weighted average common and common equivalent shares outstanding are comprised of the following:


                                    Three Months Ended             Nine Months Ended
                                       September 30,                September 30,
                                 ------------------------       ----------------------
                                    1996          1995             1996        1995
                                 ---------     ---------        ---------   ----------
Preferred stock:
 Series A-1..........            1,000,000     1,000,0OO         1,000,000   1,000,000
 Series A-2..........            2,000,000     2,000,000         2,000,000   2,000,000
 Series A-3..........            1,000,000     1,000,000         1,000,000   1,000,000

Common stock:
 Class B-1...........            1,854,126     1,850,000         1,854,113   1,850,000
 Class B-2...........            6,324,782     5,781,929         6,079,259   5,636,550
 Class C-1...........              800,000       800,000           800,000           -
 Class C-R...........              800,000       800,000           800,000           -
Promotional shares...              245,462       245,462           245,462     245,462

Stock options........               36,587        40,713            36,600           -
                                ----------     ---------        ----------  ----------

                                14,060,957    13,518,104        13,815,434  11,732,012
                                ==========    ==========        ==========  ==========

10.  NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SFAS No. 122, "Accounting for Mortgage Servicing Rights" and SFAS No. 123, "Accounting for Stock-Based Compensation," on January 1, 1996. These statements did not have a material impact on the financial statements.

In June 1996 the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is required to be adopted by the Company in 1997. Management of the Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial position or results of operations.


11.  RESTATEMENT

Certain reclassifications, which do not have any effect on net income, have been made to the September 1995 financial statements and to the December 31, 1995 balance sheet to conform to the September 1996 presentation.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

   CB Commercial Holdings, Inc. ("CB Holdings") was organized in 1989 to acquire Coldwell Banker Commercial Group, Inc., and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. ("CB Commercial"). CB Holdings is a holding company that conducts its operations solely through CB Commercial and its subsidiaries (collectively, the "Company"). Concurrently with the closing of the IPO as defined below, CB Holdings will be renamed CB Commercial Real Estate Services Group, Inc.

   The integrated real estate services provided by the Company include (i) Property and User Services, consisting of brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management, and real estate market research, and
(ii) Investor Services, consisting of mortgage banking (mortgage origination and servicing) through L.J. Melody, investment management and advisory services through Westmark, and valuation and appraisal services.

   During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its net operating loss carryforwards ("NOL") would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the current and future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the nine months ended September 30, 1996, a $4.6 million provision for income taxes has been recorded. Net income for the nine months ended September 30, 1996 was $45.4 million ($3.29 per share of common stock), which includes the net benefit for income tax of $35.8 million. Net income for the nine months ended September 30, 1996 would have been $8.8 million ($.64 per share of common stock) if the Company had not recorded tax benefits related to projected future taxable income. An additional $16.3 million reduction of valuation allowances and related tax benefit is expected to be recorded in the fourth quarter of 1996 as a result of the IPO (see "Stock Offering") and related reduction in future interest expense. The $40.4 million recognized tax benefit has a material effect on the reported net income for the nine months ended September 30, 1996. This $40.4 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance. See "Net Operating Losses" below.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending December 31, 1996 or for any future period.

   Revenue from Property and User Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large client base tend to minimize the impact of economic cycles on annual revenue. Due in large part to acquisitions, revenue from Investor Services, a significant portion of which is non-transactional in nature, has grown more rapidly than revenue from Property and User Services. Approximately 54.0% of the costs and expenses associated with Property and User Services are directly correlated to revenue while approximately 25.0% of the costs and expenses of Investor Services are directly correlated to revenue.

   The Company has recently completed three strategic acquisitions and is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting, management anticipates that future acquisitions may result in a decrease in net income. Management's strategy is to pursue acquisitions that are expected to be accretive before interest expense and provision for amortization of goodwill and intangibles, if any, resulting from the acquisitions and to operating cash flows after all integration costs.

   ACQUISITIONS. Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal is a wholly-owned subsidiary of L.J. Melody & Company. L.J. Melody & Company and LJMCal (collectively "L.J. Melody") are commercial mortgage banking firms engaged in mortgage origination and servicing. L.J. Melody is headquartered in Houston, Texas.

   The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional notes to the sellers. The notes bear interest of 10.0% per annum, with maturities through June 2001. The $2.3 million note will be accounted for as compensation over the term of the note as the payment of this note is contingent upon the principal seller's continued employment with the Company. The acquisition was accounted for as a purchase. The Company allocated approximately $3.7 million of the total purchase price to identifiable intangible assets acquired, consisting of loan servicing and asset management contracts, trade name, a covenant not to compete and other intangibles. The remaining $9.0 million and a $1.5 million deferred tax liability resulting from the acquisition were recorded to goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from three to 13 years. Goodwill is being amortized on a straight line basis over 30 years.

   On June 30, 1995, CB Commercial, through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is an investment management and advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million plus $2.9 million in net liabilities assumed and an additional $1.0 million in costs related to the Westmark acquisition. Approximately $20.0 million of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers may also be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The supplemental purchase price will be recorded as additional goodwill, if and when earned. As of December 31, 1995, approximately $0.9 million was earned and was paid to the sellers on March 31, 1996. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial and $10.0 million of proceeds from a senior subordinated loan ("Westmark Senior Subordinated Loan") bearing interest at 20.0% per annum issued to WREAP, which is nonrecourse to CB Commercial (except for a portion of the interest payable). In November 1996, the terms of the Westmark Senior Subordinated Loan were amended to provide for interest to be payable quarterly on a current basis at a rate of 11.0%, effective June 30, 1995, and to provide for quarterly amortization payments by the Company of $500,000. As amended, interest will accrue on the Senior Subordinated Loan at the original interest rate of 20.0%, but interest in excess of 11.0% will be forgiven upon the payment of the Senior Subordinated Loan in full. If the Company defaults on its payment obligations under the loan at any time, such excess interest will not be forgiven and the Senior Subordinated Loan will bear interest at the rate of 20.0% from June 30, 1995. The terms of the Senior Subordinated Loan originally provided for the interest to be deferred until the debt payable to the Westmark sellers was paid or cash collateralized in full.

   STOCK OFFERING. During September 1996 the Company announced its intent to raise additional capital in an initial public offering ("IPO"). The proceeds from the IPO will be used to repay a portion of the Company's senior secured and subordinated indebtedness. The Company also announced a recapitalization which will be contingent upon and executed in conjunction with the IPO and which will provide liquidity to its common stockholders. The following summarizes the terms of the recapitalization:

 . Class B-1 and B-2 common stock of the Company will be converted into the common stock to be issued in the IPO ("Common Stock") on a one-for-one basis;

 . Class C-1 common stock of the Company will be converted into Common Stock at a conversion ratio based on the initial public offering price per share;

 . The Company will acquire all issued and outstanding shares of the Class C-R and Class J common stock at $.01 per share;

 . The Preferred Stock will be convertible into Common Stock at the holder's option after the completion of the IPO at a ratio based upon the per share market price of the Common Stock, ranging from .60 shares of Common Stock per share of Preferred Stock at a market price of $30.00 or more per share of Common Stock to .78 shares of Common Stock per share of Preferred Stock at a market price of $10.00 to $21.99 per share of Common Stock. No conversion of the Preferred Stock is permitted when the market price of the Common Stock is below $10.00 per share.

   DEBT MODIFICATIONS. In connection with and conditional upon the IPO, the Company's senior secured lenders have agreed to amend the terms of the senior secured indebtedness effective upon consummation of the IPO. As amended, the senior secured indebtedness will bear interest at the rate of LIBOR plus 2.5%, all of which interest will be payable currently, will have a final maturity date of December 31, 2001 and will provide for quarterly principal repayments of $2.625 million with a final payment of $2.2 million on September 30, 2001. A $10.0 million line of credit will be established for the purpose of funding acquisitions. It will bear interest at LIBOR plus 3.0% payable quarterly. Quarterly principal payments are required but may be borrowed back in full until the line expires on December 31, 1999, at which time it must be repaid in full.

   The terms of the Company's senior subordinated indebtedness will also be amended effective upon consummation of the IPO. As amended, from January 1, 1997 through December 31, 1998, the senior subordinated indebtedness will bear interest at a rate of LIBOR plus 1.25%, all of which interest will be payable currently. The interest rate will increase to LIBOR plus 2.0% during 1999, LIBOR PLUS 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% would be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. The senior subordinated indebtedness will have a final maturity date of July 23, 2002. The senior subordinated indebtedness may be prepaid at any time without penalty.


RESULTS OF OPERATIONS -

   The following unaudited table sets forth items derived from the Company's consolidated statements of operations for each of the periods presented in dollars and as a percentage of revenue.

                                         Quarter Ended September 30,               Nine Months Ended September 30,
                                 -------------------------------------      -------------------------------------------
                                          1996                1995                 1996                  1995
                                 -----------------    ----------------      -----------------    ----------------------
                                                                (Dollars in thousands)
Revenue......................    $147,168    100.0%    $116,603   100.0%    $390,863    100.0%    $324,890        100.0%
Costs and Expenses:
 Commissions, fees and other
   incentives................      74,196     50.4       57,804    49.6      195,465     50.1      167,569         51.6
 Operating, administrative
  and other..................      56,042     38.1       47,803    41.0      159,196     40.7      134,839         41.5
 Depreciation and
  amortization...............       3,431      2.3        3,546     3.0        9,749      2.4        8,173          2.5
                                 --------    -----     --------   -----     --------    -----     --------        -----

Operating income.............      13,499      9.2        7,450     6.4       26,453      6.8       14,309          4.4
Interest income..............         286      0.2          345     0.3        1,035      0.2        1,228          0.3
Interest expense.............       6,196      4.2        6,428     5.5       17,883      4.5       16,944          5.2
                                 --------    -----     --------   -----     --------    -----     --------        -----

Income (loss) before
 provision (benefit) for
 income tax..................       7,589      5.2        1,367     1.2        9,605      2.5       (1,407)        (0.5)

Provision for income tax.....       4,220      2.9          138     0.1        4,610      1.2          238          0.0
Reduction of valuation
 allowances..................     (40,400)   (27.5)           -     0.0      (40,400)   (10.3)           -            -
                                 --------    -----     --------   -----     --------    -----     --------        -----

Net provision (benefit) for
 income tax..................     (36,180)   (24.6)         138     0.1      (35,790)    (9.1)         238          0.0
                                 --------    -----     --------   -----     --------    -----     --------        -----

Net income (loss)............    $ 43,769     29.7%    $  1,229     1.1%    $ 45,395     11.6%    $ (1,645)        (0.5)%
                                 ========    =====     ========   =====     ========    =====     ========        =====



   The following unaudited tables summarize the revenue, cost and expenses, and operating income by operating segment for the quarter months ended September 1996 and 1995 and the nine months ended September 30, 1996 and 1995.

                                         Quarter Ended September 30,                 Nine Months Ended eptember 30,
                                  ----------------------------------------     -------------------------------------------
                                        1996                    1995                  1996                    1995
                                  -----------------      -----------------     -----------------      --------------------
                                                                  (Dollars in thousands)
PROPERTY AND USER SERVICES
 Revenue:
  Brokerage..................     $ 82,768    63.9%     $ 72,191      70.0%     $227,756    66.7%     $208,913        70.8%
  Investment Properties......       33,105    25.6        21,502      20.9        80,406    23.5        58,520        19.9
  Corporate Services.........        8,032     6.2         4,569       4.4        17,436     5.1        13,524         4.6
  Property Management........        5,040     3.9         4,568       4.4        14,705     4.3        13,139         4.5
  Real Estate Market Research          518     0.4           254       0.3         1,198     0.4           627         0.2
                                  --------   -----      --------    ------      --------   -----      --------      ------
                                   129,463   100.0       103,084     100.0       341,501   100.0       294,723       100.0

 Costs and expenses:
  Commissions, fees and other
   incentives................       69,400    53.6        55,040      53.4       183,951    53.9       159,475        54.1
  Operating, administrative
   and other.................       46,333    35.8        39,073      37.9       130,764    38.3       116,085        39.4
  Depreciation and
   amortization..............        2,202     1.7         2,342       2.3         6,830     2.0         6,617         2.2
                                  --------   -----      --------    ------      --------   -----      --------      ------

 Operating income............     $ 11,528     8.9%     $  6,629       6.4%     $ 19,956     5.8%     $ 12,546         4.3%
                                  ========   =====      ========    ======      ========   =====      ========      ======

INVESTOR SERVICES
Mortgage Banking
 Revenue.....................     $  6,790   100.0%     $  2,357     100.0%     $ 14,035   100.0%     $  6,533       100.0%
 Costs and expenses:
  Commissions, fees and other
   incentives................        2,772    40.8           975      41.3         5,611    40.0         2,663        40.8
  Operating, administrative
   and other.................        3,191    47.0         1,681      71.3         6,409    45.6         4,823        73.8
  Depreciation and
   amortization..............          254     3.6            63       2.6           386     2.8           184         2.8
                                  --------   -----      --------    ------      --------   -----      --------      ------

 Operating income (loss).....     $    573     8.6%     $   (362)   (15.2)%     $  1,629    11.6%     $ (1,137)     (17.4)%
                                  ========   =====      ========    ======      ========   =====      ========      ======

Investment Management and
 Advisory
 Revenue.....................     $  6,238   100.0%     $  7,081     100.0%     $ 22,239   100.0%     $ 11,575       100.0%
 Costs and expenses:
  Operating, administrative
   and other.................        4,719    75.6         5,161      72.9        16,351    73.5         8,451        73.0
  Depreciation and
   amortization..............          832    13.3         1,061      14.9         2,207     9.9         1,126         9.7
                                  --------   -----      --------    ------      --------   -----      --------      ------

 Operating income............     $    687    11.1%     $    859      12.2%     $  3,681    16.6%     $  1,998        17.3%
                                  ========   =====      ========    ======      ========   =====      ========      ======

Valuation and Appraisal
 Services
 Revenue.....................     $  4,677   100.0%     $  4,081     100.0%     $ 13,088   100.0%     $ 12,059       100.0%
 Costs and expenses:
  Commissions, fees and other
   incentives................        2,024    43.3         1,789      43.8         5,903    45.1         5,431        45.1
  Operating, administrative
   and other.................        1,799    38.5         1,888      46.3         5,672    43.3         5,480        45.4
  Depreciation and
   amortization..............          143     3.0            80       1.9           326     2.5           246         2.0
                                  --------   -----      --------    ------      --------   -----      --------      ------

 Operating income............     $    711    15.2%     $    324       8.0%     $  1,187     9.1%     $    902         7.5%
                                  ========   =====      ========    ======      ========   =====      ========      ======

TOTAL INVESTOR SERVICES
 Revenue.....................     $ 17,705   100.0%     $ 13,519     100.0%     $ 49,362   100.0%     $ 30,167       100.0%
 Costs and expenses:
  Commissions, fees and other
   incentives................        4,796    27.0         2,764      20.4        11,514    23.3         8,094        26.8
  Operating, administrative
   and other.................        9,709    54.8         8,730      64.6        28,432    57.6        18,754        62.2
  Depreciation and
   amortization..............        1,229     6.9         1,204       8.8         2,919     5.9         1,556         5.2
                                  --------   -----      --------    ------      --------   -----      --------      ------

 Operating income............     $  1,971    11.3%     $    821       6.2%     $  6,497    13.2%     $  1,763         5.8%
                                  ========   =====      ========    ======      ========   =====      ========      ======



QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1995

   REVENUE on a consolidated basis for the quarter ended September 30, 1996 was $147.2 million, an increase of $30.6 million or 26.2% from $116.6 million for the quarter ended September 30, 1995. The overall increase in revenue, compared to the same period in 1995, reflected a continued improvement in the commercial real estate markets in most areas of the United States. This improvement reflected increasing investor confidence, increasing prices and a more liquid market than in prior periods resulting from declining vacancy levels and the return of some bargaining power to landlords.

   Property and User Services revenue was $129.5 million for the quarter ended September 30, 1996, an increase of $26.4 million or 25.5% from $103.1 million for the quarter ended September 30, 1995. Brokerage revenue accounted for $82.8 million, an increase of $10.6 million or 14.7% from $72.2 million, and investment properties revenue accounted for $33.1 million, an increase of $11.6 million or 54.0% from $21.5 million. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale transactions closed during the quarter ended September 30, 1996 compared to transactions closed during the quarter ended September 30, 1995. Although the number of lease transactions declined from the quarter ended September 30, 1995 to the quarter ended September 30, 1996, the average commission amount for lease transactions increased resulting in an overall increase in revenue from leasing. Property management revenue was $5.1 million, an increase of $0.5 million or 10.3% from $4.6 million, and corporate services revenue was $8.0 million, an increase of $3.5 million or 75.8% from $4.5 million.

   Investor Services revenue was $17.7 million for the quarter ended September 30, 1996, an increase of $4.2 million or 31.0% from $13.5 million for the quarter ended September 30, 1995. This increase was primarily the result of the L.J. Melody acquisition together with increased sales and refinancing activity. Mortgage banking revenue was $6.8 million, an increase of $4.4 million or 188.1% from $2.4 million. Valuation and appraisal services revenue accounted for $4.7 million, an increase of $0.6 million or 14.6% from $4.1 million.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the quarter ended September 30, 1996 were $74.2 million, an increase of $16.4 million or 28.4% from $57.8 million for the quarter ended September 30, 1995. The increase in these costs is directly correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions, fees and other incentives increased from 49.6% to 50.4% as a result of the L.J. Melody acquisition.

   Property and User Services commissions, fees and other incentives were $69.4 million for the quarter ended September 30, 1996, an increase of $14.4 million or 26.1% from $55.0 million for the quarter ended September 30, 1995 and a slight increase as a percentage of revenue from 53.4% to 53.6%.

   Investor Services commissions, fees and other incentives were $4.8 million for the quarter ended September 30, 1996, an increase of $2.0 million or 73.5% from $2.8 million for the quarter ended September 30, 1995 and an increase as a percentage of revenue from 20.5% to 27.1%, primarily as a result of the L.J. Melody acquisition.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the quarter ended September 30, 1996 was $56.0 million, an increase of $8.2 million or 17.2% from $47.8 million for the quarter ended September 30, 1995, and decreased as a percentage of revenue for such periods from 41.0% to 38.1%.

   Property and User Services operating, administrative and other was $46.3 million for the quarter ended September 30, 1996, an increase of $7.3 million or 18.6% from $39.0 million for the quarter ended September 30, 1995. This increase was primarily associated with increased operating activities.

   Investor Services operating, administrative and other was $9.7 million for the quarter ended September 30, 1996, an increase of $1.0 million or 11.2% from $8.7 million for the quarter ended September 30, 1995 as a result of the L.J. Melody acquisition.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the quarter ended September 30, 1996 was $3.4 million, a decrease of $0.1 million or 3.3% from $3.5 million for the quarter ended September 30, 1995.

   Property and User Services depreciation and amortization was $2.2 million for the quarter ended September 30, 1996, a decrease of $0.1 million or 6.0% from $2.3 million for the quarter ended September 30, 1995.

   Investor Services depreciation and amortization was $1.2 million for the quarter ended September 30, 1996 and 1995.

QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1995 (CONTINUED)

   OPERATING INCOME on a consolidated basis for the quarter ended September 30, 1996 was $13.5 million, an increase of $6.0 million or 81.2% from $7.5 million for the quarter ended September 30, 1995. The increase in operating income resulted from an increase in revenue of $30.6 million or 26.2% partially offset by a related increase in commission expense of $16.4 million or 28.4%, and a $8.2 million or 17.2% increase in operating expenses as described above.

   Property and User Services operating income was $11.5 million for the quarter ended September 30, 1996, an increase of $4.9 million or 73.9% from $6.6 million for the quarter ended September 30, 1995. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $26.4 million or 25.5% partially offset by a related increase in commission expense of $14.4 million or 26.1%, and a $7.3 million or 18.6% increase in operating expenses as described above.

   Investor Services operating income was $1.9 million for the quarter ended September 30, 1996, an increase of $1.1 million or 140.1% from $0.8 million for the quarter ended September 30, 1995. The increase in Investor Services operating income resulted from an increase in Investor Services revenue of $4.2 million or 31.0% partially offset by a related increase in commission expense of $2.0 million or 73.5%, and a $1.0 million or 11.2% increase in operating expenses as described above.

   INTEREST EXPENSE on a consolidated basis for the quarter ended September 30, 1996 was $6.2 million, a decrease of $0.2 million or 3.6% from $6.4 million for the quarter ended September 30, 1995 as a result of paydowns on the debt.

   NET PROVISION (BENEFIT) FOR INCOME TAX on a consolidated basis for the quarter ended September 30, 1996 was ($36.2) million, compared to a charge of $0.1 million for the quarter ended September 30, 1995. During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the current and future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the quarter ended September 30, 1996, a $4.2 million provision for income taxes has been recorded. Net income for the quarter ended September 30, 1996 was $43.8 million ($3.11 per share of common stock), which includes the net benefit for income tax of $36.2 million. Net income for the quarter ended September 30, 1996 would have been $6.9 million ($0.49 per share of common stock) if the Company had not recorded tax benefits related to projected future taxable income. An additional $16.3 million reduction of valuation allowances and related tax benefit is expected to be recorded in the fourth quarter of 1996 as a result of the IPO and related reduction in future interest expense. The $40.4 million recognized tax benefit has a material effect on the reported net income for the quarter ended September 30, 1996. This $40.4 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance.

   NET INCOME on a consolidated basis for the quarter ended September 30, 1996 was $43.8 million ($3.11 per share of common stock), after giving effect to the tax benefit resulting from the reduction of valuation allowances of $40.4 million ($2.92 per share of common stock) an improvement of $42.5 million from $1.2 million ($0.09 per share of common stock) for the quarter ended September 30, 1995. Net income for the quarter ended September 30, 1996 would have been $6.9 million ($0.49 per share of common stock) if the Company had not recorded tax benefits related to projected future taxable income. The improvement also resulted from a revenue increase of $30.6 million or 26.2% which was partially offset by a related increase in commission expense of $16.4 million or 28.4%, and a $8.2 million or 17.2% increase in operating expenses as described above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

   REVENUE on a consolidated basis for the nine months ended September 30, 1996 was $390.9 million, an increase of $66.0 million or 20.3% from $324.9 million for the nine months ended September 30, 1995. The overall increase in revenue, compared to the same period in 1995, reflected a continued improvement in the commercial real estate markets in most areas of the United States. This improvement reflected increasing investor confidence, increasing prices and a more liquid market than in prior periods resulting from declining vacancy levels and the return of some bargaining power to landlords.

   Property and User Services revenue was $341.5 million for the nine months ended September 30, 1996, an increase of $46.8 million or 15.9% from $294.7 million for the nine months ended September 30, 1995. Brokerage revenue accounted for $227.8 million, an increase of $18.8 million or 9.0% from $208.9 million, and investment properties revenue accounted for $80.4 million, an increase of $21.9 million or 37.4% from $58.5 million. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale transactions closed during the nine months ended September 30, 1996 compared to transactions closed during the nine months ended September 30, 1995. Although the number of lease transactions declined from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, the average commission amount for lease transactions increased from the nine months ended September 30, 1995 to the nine months ended September 30, 1996, resulting in an overall increase in revenue from leasing. Property management revenue was $14.7 million, an increase of $1.6 million or 11.9% from $13.1 million and corporate services revenue was $17.4 million, an increase of $3.9 million or 28.9% from $13.5 million.

   Investor Services revenue was $49.4 million for the nine months ended September 30, 1996, an increase of $19.2 million or 63.6% from $30.2 million for the nine months ended September 30, 1995. This increase was primarily due to an increase in investment management and advisory revenue to $22.2 million from $11.6 million, resulting from the Westmark acquisition. Valuation and appraisal services revenue accounted for $13.1 million, an increase of $1.0 million or 8.5% from $12.1 million, and mortgage banking revenue was $14.0 million, an increase of $7.5 million or 114.8% from $6.5 million, primarily as a result of the Melody acquisition together with increased sales and refinancing activity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the nine months ended September 30, 1996 were $195.5 million, an increase of $27.9 million or 16.6% from $167.6 million for the nine months ended September 30, 1995. The increase in these costs is directly correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions, fees and other incentives decreased from 51.6% to 50.0%. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Westmark, which significantly increased the revenue of investment management and advisory which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives, on a consolidated basis, were relatively flat as a percentage of revenue decreasing to 53.0% for the nine months ended September 30, 1996 from 53.5% for the nine months ended September 30, 1995.

   Property and User Services commissions, fees and other incentives were $184.0 million for the nine months ended September 30, 1996, an increase of $24.5 million or 15.3% from $159.5 million for the nine months ended September 30, 1995 and a decrease as a percentage of revenue from 54.1% to 53.9%.

   Investor Services commissions, fees and other incentives were $11.5 for the nine months ended September 30, 1996, an increase of $3.4 million or 42.3% from $8.1 million for the nine months ended September 30, 1995 and a decrease as a percentage of revenue from 26.8% to 23.3%.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the nine months ended September 30, 1996 was $159.2 million, an increase of $24.4 million or 18.1% from $134.8 million for the nine months ended September 30, 1995, and decreased as a percentage of revenue for such periods from 41.5% to 40.7%.

   Property and User Services operating, administrative and other was $130.8 million for the nine months ended September 30, 1996, and increase of $14.7 million or 12.6% from $116.1 million for the nine months ended September 30, 1995. This increase was primarily associated with increased operating activities.

   Investor Services operating, administrative and other was $28.4 million for the nine months ended September 30, 1996, an increase of $9.7 million or 51.6% from $18.8 million for the nine months ended September 30, 1995, primarily resulting from the Westmark acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the nine months ended September 30, 1996 was $9.7 million, an increase of $1.5 million or 19.3% from $8.2 million for the nine months ended September 30, 1995, resulting primarily from the Westmark and Melody acquisitions.

   Property and User Services depreciation and amortization was $6.8 million for the nine months ended September 30, 1996, an increase of $0.2 million or 3.2% from $6.6 million for the nine months ended September 30, 1995.

   Investor Services depreciation and amortization was $2.9 million for the nine months ended September 30, 1996, an increase of $1.4 million or 87.6% from $1.6 million for the nine months ended September 30, 1995.

   OPERATING INCOME on a consolidated basis for the nine months ended September 30, 1996 was $26.5 million, an increase of $12.2 million or 84.9% from $14.3 million for the nine months ended September 30, 1995. The increase in operating income resulted from an increase in revenue of $66.0 million or 20.3% partially offset by a related increase in commission expense of $27.9 million or 16.6%, a $24.4 million or 18.1% increase in operating expenses and a $1.5 million or 19.3% increase in depreciation and amortization as described above.

   Property and User Services operating income was $20.0 million for the nine months ended September 30, 1996, an increase of $7.4 million or 59.1% from $12.5 million for the nine months ended September 30, 1995. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $46.8 million or 15.9% partially offset by a related increase in commission expense of $24.5 million or 15.3%, a $14.7 million or 12.6% increase in operating expenses and a $0.2 million or 3.2% increase in depreciation and amortization as described above.

   Investor Services operating income was $6.5 million for the nine months ended September 30, 1996, an increase of $4.7 million or 268.5% from $1.8 million for the nine months ended September 30. 1995. The increase in Investor Services operating income resulted from an increase in Investor Services revenue of $19.2 million or 63.6% partially offset by a related increase in commission expense of $3.4 million or 41.5%, a $9.7 million or 51.6% increase in operating expenses and a $1.4 million or 87.6% increase in depreciation and amortization as described above.

   INTEREST INCOME on a consolidated basis for the nine months ended September 30, 1996 was $1.0 million, a decrease of $0.2 million or 15.7% from $1.2 million for the nine months ended September 30, 1995.

   INTEREST EXPENSE on a consolidated basis for the nine months ended September 30, 1996 was $17.9 million, an increase of $1.0 million or 5.5% from $16.9 million for the nine months ended September 30, 1995, primarily resulting from additional debt incurred with respect to the Westmark and Melody acquisitions, offset by reduced average bank borrowing levels on other Company indebtedness and a decline in interest rates on bank debt.

   NET PROVISION (BENEFIT) FOR INCOME TAX on a consolidated basis for the nine months ended September 30, 1996 was ($35.8) million, compared to a charge of $0.2 million for the nine months ended September 30, 1995. During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the current period and the future periods provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the nine months ended September 30, 1996, a $4.6 million provision for income taxes has been recorded. Net income for the nine months ended September 30, 1996 was $45.4 million ($3.29 per share of common stock), which includes the net benefit for income tax of $35.8 million. Net income for the nine months ended September 30, 1996 would have been $8.8 million ($0.64 per share of common stock) if the Company had not recorded tax benefits related to projected future taxable income. An additional $16.3 million reduction of valuation allowances and related tax benefit is expected to be recorded in the fourth quarter of 1996 as a result of the Offering and related reduction in future interest expense. The $40.4 million recognized tax benefit has a material effect on the reported net income for the nine months ended September 30, 1996. This $40.4 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995 (CONTINUED)

   NET INCOME on a consolidated basis for the nine months ended September 30, 1996 was $45.4 million ($3.29 per share of common stock), after giving effect to the tax benefit resulting from the reduction of valuation allowances of $40.4 million ($2.92 per share of common stock) an improvement of $47.0 million from a net loss of $1.6 million ($0.14 per share of common stock) for the nine months ended September 30, 1995. The improvement also resulted from a revenue increase of $66.0 million or 20.3% which was partially offset by a related increase in commission expense of $27.9 million or 16.6%, a $24.4 million or 18.1% increase in operating expenses and a $1.5 million or 19.3% increase in deprecation and amortization as described above.

LIQUIDITY AND CAPITAL RESOURCES -

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds, operating leases and, to a much lesser extent, capital leases, and borrowings under a revolving credit facility. In order to finance the acquisition of CB Commercial Real Estate Group, Inc. and related expenses, in April 1989 the Company incurred borrowings of $251.0 million, which included $170.0 million under a senior secured credit agreement (the "Senior Secured Credit Agreement") and $81.0 million under a senior subordinated credit agreement (the "Senior Subordinated Credit Agreement"). As of September 30, 1996, the Company had outstanding $139.8 million, including $4.8 million of deferred interest, under the Senior Secured Credit Agreement and $8.0 million under a revolving credit facility ("Revolving Credit Facility A"), no amounts outstanding under its second revolving credit facility ("Revolving Credit Facility B" and together with Revolving Credit Facility A, the "Revolving Credit Facilities") and $71.0 million (including $9.0 million of deferred interest) under the Senior Subordinated Credit Agreement. The outstanding amount under the Senior Secured Credit Agreement reflects principal repayments of $41.3 million since June 30, 1994. In addition, as of September 30, 1996 the Company had outstanding other long-term indebtedness, consisting primarily of acquisition debt, totaling approximately $45.7 million. Consistent with the seasonality of the Company's revenue, as of October 31, 1996 all outstanding borrowings under the Revolving Credit Facility A have been repaid.

   Based on initial estimates of proceeds from the IPO, assuming the IPO occurs as planned, the Company expects to pay down $79.9 million of the Senior Secured Credit Agreement and $9.0 million will be used to pay accrued and unpaid interest on the Senior Subordinated Credit Agreement. As proposed, effective upon completion of the IPO, the Revolving Credit Facility B will be converted into a facility for acquisitions and will bear interest at LIBOR plus 300 basis points.

   In connection with and conditional upon the IPO, the senior secured lenders have agreed to amend the terms of the Senior Secured Credit Agreement. As amended, the Company will be required to make quarterly principal payments of $2.625 million commencing March 31, 1997 with a final payment of $2.2 million on September 30, 2001. Revolving Credit Facility A permits maximum borrowings of $20.0 million which must be paid off in full for at least 30 consecutive days in each year commencing with 1997.

   Also in connection and conditional upon the IPO, the senior subordinated lenders have agreed to amend the terms of the Senior Subordinated Credit Agreement. As amended, interest will be payable on a current basis commencing January 1, 1997 and the entire amount outstanding under the Senior Subordinated Credit Agreement will be due on July 23, 2002. Interest payments on the amounts outstanding under Senior Subordinated Credit Agreement had been deferred since June 1994 until the payment in full of amounts outstanding under the Senior Secured Credit Agreement.

   The Company expects to have capital expenditures of approximately $4.0 million in 1997 exclusive of acquisitions. In connection with the Westmark acquisition, the sellers may be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The Company expects to use net cash provided by operating activities for the next several years primarily to fund acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy these obligations as well as working capital requirements from internally generated cash flow, borrowings under the Revolving Credit Facilities and, with respect to acquisitions, seller financing and third-party borrowing.

   Effective October 1996, and conditional upon the IPO, a dividend on the Company's preferred stock will be reinstated. The 2.5% quarterly dividend on the Company's Preferred Stock, which will accrue from October 1, 1996, will result, if and when paid, in a cost of $1.0 million per quarter. The Company currently expects to pay dividends on the Preferred Stock out of working capital generated from operating cash flow after it has completed its acquisition program.

   The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to fund its operations for at least the next twelve months.

   The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $16.9 million, $11.0 million, $36.2 million and $22.5 million for the quarters ended September 30, 1996 and 1995 and for the nine months ended September 30, 1996 and 1995, respectively. The improvement in EBITDA in the quarter and nine months ended September 30, 1996 reflects the overall period to period revenue growth discussed above.

   EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and amortization of intangible assets relating to acquisitions and federal income taxes (in the case of income tax, only until the NOL is fully utilized). Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

CASH FLOWS

   Net cash provided by operating activities was $22.2 million for the quarter ended September 30, 1996 compared to $8.1 million for the quarter ended September 30, 1995. The increase primarily resulted from an improvement in net income, excluding the tax benefit from the reduction of the valuation allowances, offset in part by changes in components of operating assets and liabilities. (See "Net Operating Losses.")

   Net cash used in investing activities was $9.4 million for the quarter ended September 30, 1996 compared to $0.6 million for the quarter ended September 30, 1996 as a result of the L.J. Melody acquisition in July 1996.

   Net cash used in financing activities was $15.3 million for the quarter ended September 30, 1996 compared to $8.7 million for the quarter ended September 30, 1995. The $6.6 million increase in cash used in financing activities resulted from the $2.7 million proceeds from the senior revolving credit line during the quarter ended September 30, 1996 compared to $1.0 million during the quarter ended September 30, 1995, together with the $11.0 million repayment of the senior revolving credit line during the quarter ended September 30, 1996 as compared to repayments of $4.0 million for the quarter ended September 30, 1995, and the $5.9 million repayment of the senior term loan during the quarter ended September 30, 1996 as compared to $5.1 million during the quarter ended September 30, 1995.

   Net cash provided by operating activities for the nine months ended September 30, 1996 was $24.2 million, an increase of $24.8 million from ($0.6) million for the nine months ended September 30, 1995. The increase resulted primarily from an improvement in net income, excluding the tax benefit from the reduction of valuation allowances. See "Net Operating Losses" below. Additionally, non-cash charges, consisting of depreciation, amortization and deferred compensation and interest, included in net income for the nine months ended September 30, 1996, were $3.6 million higher than for the nine months ended September 30, 1995. Net cash provided by operating activities was also impacted by changes in components of other operating assets and liabilities which provided a net increase to net cash provided by operating activities of $9.5 million.

   Net cash used in investing activities was $9.5 million for the nine months ended September 30, 1996, compared to $22.0 million for the nine months ended September 30, 1995 as a result of the Westmark acquisition in June 1995 and the L.J. Melody acquisition in July 1996.

   Net cash provided by (used in) financing activities was $(12.8) million for the nine months ended September 30, 1996, compared to $3.5 million for the nine months ended September 30, 1995. The $16.3 million difference between years resulted from $18.2 million repayment of amounts outstanding under the Senior Secured Credit Agreement as compared to $14.8 million repayment for the nine months ended September 30, 1995, $21.0 million proceeds offset by $13.0 million repayment from the Revolving Credit Facility A during the nine months ended September 30, 1996 as compared to $14.0 million proceeds offset by $4.0 million repayment for the nine months ended September 30, 1995, a $0.7 million reduction in capital lease repayments and $10.0 million proceeds from senior subordinated loans in connection with the Westmark acquisition during the nine months ended September 30, 1995.

NET OPERATING LOSSES

   The Company had NOLs of approximately $221.0 million as of December 31, 1995, corresponding to $77.6 million of the Company's $87.5 million in net deferred tax assets, all of which were reserved through valuation allowances. The valuation allowances were based on management's conclusion regarding the realizability of this deferred tax asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion, management considered the Company's past operating results, the current year events and trends, including the impact, if any, of the acquisitions that were concluded during the year and other factors.

   Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time. As of September 30, 1996, the company has experienced continuing profitability due to a variety of reasons, including the strength of the commercial real estate markets. In addition, the Company has operated Westmark for one full year since acquiring Westmark in June 1995, and as a result has concluded that Westmark should make a positive contribution to the Company's consolidated taxable income. Finally, the acquisition of L.J. Melody in July 1996 is also expected to make a positive contribution to the Company's consolidated taxable income. As a result of these factors, during the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate table income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the current and future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the nine months ended September 30, 1996, a $4.6 million provision for income taxes has been recorded. Net income for the nine months ended September 30, 1996 was $45.4 million ($3.29 per share of common stock), which includes the net benefit for income tax of $35.8 million. Net income for the nine months ended September 30, 1996 would have been $8.8 million ($.64 per share of common stock) if the Company had not recorded tax benefits related to projected future taxable income. An additional $16.3 million reduction of valuation allowances and related tax benefit is expected to be recorded in the fourth quarter of 1996 as a result of the IPO and related reduction in future interest expense. The $40.4 million recognized tax benefit has a material effect on the reported net income for the nine months ended September 30, 1996. This $40.4 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance. The Company would have to generate future taxable income of approximately $110.0 million to realize the deferred tax assets recorded on the consolidated balance sheet as of September 30, 1996. The Company's taxable income has historically been higher than pretax income for financial reporting primarily due to certain charges in the financial statements that were not deductible for tax purposes. The Company expects its full year 1996 taxable income to be higher than its full year pretax earnings for financial reporting purposes. The Company believes that its future taxable income will be adequate to realize the deferred tax assets on the September 30, 1996 balance sheet.

   The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur if the Company engages in certain transactions involving the issuance of shares of Common Stock, including the issuance of shares of Common Stock in connection with an acquisition or otherwise or by reason of a sale of capital stock by an existing shareholder. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs the Company could utilize. The Company believes that the IPO and related recapitalization will not result in an ownership change. An ownership change may not be within the control of the Company, however, and therefore there is no assurance that an ownership change will not occur in the future. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset income.

INFLATION

   The Company's operations are directly affected by various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact upon its operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand versus general inflation.


NEW ACCOUNTING PRONOUNCEMENTS

   In 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 112, Employers' Accounting for Postemployment Benefits. These standards did not have a material impact on the Company's financial statements.

   Effective January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, SFAS No. 122, Accounting for Mortgage Servicing Rights and SFAS No. 123, Accounting for Stock-Based Compensation. These standards did not have a material impact on the Company's financial statements.

   In June 1996 the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement is required to be adopted by the Company in 1997. Management of the Company has not yet determined the impact, if any, that the adoption of this statement will have on the Company's financial position or results of operations.

                 CB COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (A)  EXHIBITS

         Exhibit 27 Financial Data Schedule

    (B)  REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated July 3, 1996 was filed during the quarter for which this report is filed to report the acquisition by CB Commercial Real Estate Group, Inc. of L.J. Melody & Company (LJMCo") and L.J. Melody & Company of California ("LJMCal"). Such report and Amendment No. 1 thereto included the financial statements for LJMCo for the year ended December 31, 1995 and for the six months ended June 30, 1996 and 1995, and a pro forma combined balance sheet as of June 30, 1996 and statements of operations for the year ended December 31, 1995 and the six months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CB COMMERCIAL HOLDINGS, INC.


     Date:  November 13, 1996
                                      /s/ Ronald J. Platisha
                                      ____________________________
                                          Ronald J. Platisha
                                        Executive Vice President,
                                      Principal Accounting Officer