Form 10-K
period 1996-12-31
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1997-03-31
CIK 852203

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 X

     For the Fiscal Year Ended December 31, 1996

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the Transition Period from _______________ to __________________

                         Commission File Number 0-18525

                 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.
             (Exact name of Registrant as Specified in its Charter)

        Delaware                                         52-1616016
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification Number)

    533 South Fremont Avenue
    Los Angeles, California                               90071-1798
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code:  (213) 613-3123

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 25, 1997 was 285,739,183.

     Number of shares of Common Stock outstanding at March 25, 1997 was 13,347,303.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART  I


ITEM 1.   BUSINESS

COMPANY OVERVIEW

  Founded in 1906, the Company is the largest vertically-integrated commercial real estate services company in the United States with aggregate 1996 revenue of $583 million and 230 business unit offices in 108 locations. In addition, the Company has established exclusive alliances with international commercial real estate services firms (DTZ in Europe, C.Y. Leung & Company in Hong Kong, China and Singapore, and Ikoma Corporation in Japan) which have offices in an additional 134 locations in 31 countries. These alliances have not generated significant revenues to the Company to date. The Company provides a full range of services to commercial real estate tenants, owners and investors including:
(i) brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management and real estate market research (collectively "Property and User Services"), and (ii) mortgage banking (mortgage loan origination and servicing), investment management and advisory services primarily for pension plans, and valuation and appraisal services (collectively "Investor Services").


INDUSTRY TRENDS

  Over the last ten years, the commercial real estate industry has experienced various structural changes and more recently has been experiencing a broad recovery from the real estate "depression" of the early 1990s. Management believes these factors and the resulting trends, the most important of which are discussed below, create an opportunity for the Company to leverage its experience, multi-discipline integrated services, multi-market presence and brand equity to its competitive advantage.

  .  RECOVERING COMMERCIAL REAL ESTATE MARKETS.

  Coincident with the longer term structural shifts in the commercial real estate industry, commercial real estate markets in the United States have been recovering over the last several years, experiencing increased activity in many product types and geographical market areas. This has been particularly true in California, where the Company has a significant market presence. National office and industrial building occupancy levels have generally been rising, rental rates are beginning to increase and, correspondingly, property values are increasing.

  Geographically, recoveries are underway in a number of major U.S. real estate markets where the Company has operations, including California, Arizona, Texas, and the Washington, D.C./Baltimore areas.

  . CHANGING COMPOSITION AND NEEDS OF INVESTORS IN AND OWNERS OF COMMERCIAL REAL ESTATE ASSETS.

  Investors in and owners of commercial real estate assets have become increasingly institutional (including pension funds, life insurance companies, banks and publicly-held REITs). Simultaneously, their investment and management needs have become increasingly multi-market due to the fact that the commercial real estate properties in their portfolios are typically located in numerous geographic locations. With respect to institutions other than REITs, this change in the ownership characteristics and management requirements of institutional real estate investors and owners has fueled the demand for the growth of multi-service, nationally-oriented real estate service providers. As most REITs are internally managed and to date generally have outsourced only their brokerage service needs, their demand for the Company's other real estate services may be less than that of other institutional investors.

  .  ONGOING INDUSTRY CONSOLIDATION.

  The Company believes that the combination of more intense institutional and corporate real estate service needs and demands, together with the real estate "depression" of the early 1990s, has made it imperative that real estate service firms (i) provide comprehensive, high-quality services, (ii) make significant investments in corporate infrastructure, including information technology and professional education, and (iii) have access to sufficient capital to support these service and investment needs. These factors have fueled the current consolidating industry environment, which the Company believes will motivate local and regional real estate service providers to sell to, or form alliances with, major national and international companies.

  .  CONTINUING CORPORATE OUTSOURCING TREND.

  Shareholder pressure for higher performance and return on equity within most American corporations in the 1980s heightened corporate management's awareness that corporate real estate assets are a major component of corporate net worth. Simultaneously, with competitive pressures encouraging greater focus on core businesses, companies have emphasized leaner staffing in non-core activities and, as a result, outsourced certain non-core activities to third parties. As a consequence, the demand for multi-discipline, multi-market professional real estate service firms that provide integrated services capable of supplementing a corporate real estate department has increased significantly.

  .  EXPANDING CMBS MARKET.

  Historically, the majority of third-party financing for commercial real estate assets was provided by banks and insurance companies who generally held the mortgage loans they originated to the maturity date of the mortgage loans. More recently, Wall Street firms and financial institutions have been providing a significant amount of third-party mortgage financing, and have been accessing the public debt markets by issuing CMBS in order to securitize their portfolios and avoid holding mortgage loans for the long term. The Company believes that its overall market presence, extensive available market data and access to real estate transaction deal flow positions its mortgage banking business to benefit substantially from the expansion of the CMBS market. The Company's national geographic coverage and mortgage origination capabilities through its L. J. Melody & Company subsidiary have caused it to become the largest supplier of commercial mortgages to the CMBS market (almost $1 billion in 1996). In addition, the Company expects to service a majority of the mortgage loans that it originated and the profit margin potential for servicing an increasing volume of mortgage loans may be significant for the Company's mortgage banking business. The acquisition and subsequent combination with L. J. Melody in July 1996 was a strategic step in substantially expanding the Company's capabilities in this area. The Company does not currently securitize loans and has no present intention of doing so.


ACQUISITIONS

  As part of its growth strategy, the Company is continually assessing acquisition opportunities. Management believes that there are significant opportunities in the fragmented and consolidating real estate services industry to acquire additional companies to complement and expand the Company's existing operations. Since the beginning of 1995, the Company has completed three strategic acquisitions. In July 1996, the Company acquired L. J. Melody & Company and L. J. Melody & Company of California (collectively "L. J. Melody"), a nationally-known mortgage banking firm, for $15.0 million. The L. J. Melody acquisition provides the Company with leadership for its own mortgage banking business, access to loan sources not previously available to the Company and an enhanced ability to access the Company's deal flow in its investment properties and brokerage businesses as a source of mortgage originations. In June 1995, the Company acquired Westmark Realty Advisors L.L.C. ("Westmark"), an investment management and advisory business with approximately $3.0 billion of assets under management, for $37.5 million, plus a supplemental purchase price component of up to $18.0 million based upon Westmark's adjusted operating income. The Westmark acquisition increased the Company's presence in a business area which the Company believes has the potential for significant growth. In April 1995, the Company acquired Langdon Rieder Corporation ("Langdon Rieder"), a nationally-known tenant representation firm, for $1.5 million in cash and a deferred payment of $1.9 million payable over three years. The deferred payment is subject to forfeiture under certain circumstances. The Langdon Rieder acquisition strengthened the Company's ability to provide sophisticated tenant representation services to its corporate clients.

  The Company expects to continue its acquisitions program over the next several years and will focus on acquisitions in its mortgage banking, property management, and investment management and advisory businesses. The Company will also consider opportunistic acquisitions for its brokerage and investment properties businesses. Based upon its historical experience, the Company believes that seller financing generally will provide 40% to 50% of the purchase price for an acquisition, with the balance financed from third-party borrowings and internally generated cash flow.

  Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, management anticipates that future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to take as a single charge at the time of the acquisition to the maximum extent possible). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, resulting from the acquisitions and to operating cash flows (excluding the costs of integration).

  On March 18, 1997, the Company announced that it had signed a non-binding letter of intent to merge with Koll Real Estate Services, Inc. ("Koll") in a tax-free reorganization to be accounted for as a purchase. The Company has agreed to issue 0.85 shares of its common stock for each share of Koll common stock, which will result in the issuance of approximately 6.0 million shares. The merger is subject to execution of a definitive agreement and the approval of stockholders of both companies as well as regulatory approval.


THE COMPANY'S BUSINESSES

 Property and User Services

  Brokerage

  The Company has provided commercial real estate brokerage services since 1906 through the representation of buyers, sellers, landlords and tenants in connection with the sale and lease of office space, industrial buildings, retail properties, multi-family residential properties and unimproved land. In 1996, the Company generated revenue from commercial real estate brokerage services of approximately $335.4 million representing approximately 19,950 completed transactions. In 1996, brokerage facilitated over 2,750 sale transactions with an aggregate estimated total consideration of over $3.7 billion and approximately 17,200 lease transactions involving aggregate rents, under the terms of leases facilitated, of over $8.1 billion.

  Brokerage services comprise the largest source of revenue for the Company and provide a foundation for growing the Company's other disciplines which make up its multi-discipline integrated commercial real estate services. The Company believes that its position in the brokerage services industry provides a competitive advantage for all of its lines of business by enabling them to leverage off brokerage's (i) national network of relationships with owners and users of commercial real estate, (ii) real-time knowledge of completed transactions and real estate market trends, and (iii) brand recognition in the brokerage area.

  OPERATIONS. As of December 31, 1996, the Company employed approximately 1,630 brokerage professionals in 79 offices located in most of the largest MSAs in the United States. The Company maintains a decentralized approach to brokerage services, bringing significant local knowledge and expertise to each assignment. Each local office draws upon the broad range of support services provided by the Company's other business groups, including a national network of market research, mortgage originations, client relationships and transaction referrals which the Company believes provide it with significant economies of scale over many local competitors.

  In order to increase market share in its domestic brokerage business, the Company has implemented a plan to establish "partnerships" with leading local firms in order to institute geographic coverage in markets that currently are not being served by the Company. To date, through the "CB Commercial/Partners" program, the Company has identified approximately 70 markets on which it intends to focus during the next three years. Through December 31, 1996, the Company had established ten such partnership-type arrangements in Des Moines, Iowa; Louisville, Kentucky; Buffalo and Rochester, New York; Pittsburgh, Pennsylvania; Charleston and Columbia, South Carolina; Memphis, Tennessee; and Madison and Milwaukee, Wisconsin. Revenue anticipated from this program will be a combination of an initial fee, fixed annual fees and a percentage of revenue in excess of a pre-agreed threshold, comparable to a classic franchise program.

  COMPENSATION. Under a typical brokerage services agreement, the Company is entitled to receive sale or lease commissions. Sale commissions, which are calculated as a percentage of sales price, are generally earned by the Company at the close of escrow. Sale commissions typically range from approximately 1% to 6% with the rate of commission declining as the price of the property increases. Lease commissions, which are calculated as a percentage of the minimum rent payable during the term of the lease, are generally earned by the Company at the commencement of a lease and are not contingent upon the tenant fulfilling the terms of the lease. In cases where a third-party brokerage firm is not involved, lease commissions earned by the Company for a new lease typically range between 2% and 6% of minimum rent payable under the lease depending upon the value of the lease. For renewal of an existing lease, such fees are generally 50% of a new lease commission. In sales and leases where a third-party broker is involved, the Company must typically share 50% of the commission it would have otherwise received with the third-party broker. The Company's brokerage sales professionals typically receive 50% of the Company's share of commissions before costs and expenses.


  Investment Properties

  Since 1992, investment properties has provided sophisticated strategic planning for, and execution of, acquisitions and sales of income-producing properties for its clients. In 1996, the Company completed approximately 1,200 investment property transactions with an aggregate value of over $7.0 billion, generating total revenues of $130.2 million. On behalf of property owners seeking to dispose of investment properties, the Company strives to ensure that the owner achieves the maximum value in the minimum amount of time by providing services which include (i) accessing the Company's proprietary databases and other information sources to provide real-time knowledge of available properties, completed comparable transactions, real estate market trends, and active investors in the market, and to assist with valuation and buyer identification, and (ii) designing the appropriate marketing strategy that allows the owner to target probable buyers or buyer categories. On behalf of prospective investors, access to the same sources of information provides the Company's clients with a competitive advantage by enabling the Company's professionals (i) to identify the geographical areas and specific properties which are most suitable for the investor and (ii) to advise investors in negotiations and due diligence.

  OPERATIONS. As of December 31, 1996, the Company employed approximately 270 investment properties professionals who exclusively handle acquisitions and sales of investment properties and are located in 37 offices in the United States.

  A team of professionals with expertise within a given market and property type is assembled for each investment properties assignment to best accomplish the client's objectives. As necessary, the team may also include professionals from the Company's other disciplines. On larger and more complex assignments, the Company's financial consulting professionals provide sophisticated financial and analytical resources to the client, the marketing team and the investor. These services provide the client with in-depth analyses of transaction specific data as well as real estate market data.

  COMPENSATION. Under the typical investment properties agreement, the Company is entitled to receive sale commissions, which are calculated as a percentage of sales price and are generally earned by the Company at the close of escrow. In cases where another real estate broker is not involved, sale commissions earned by the Company typically range from 1% to 6% of the sales price, with the rate of commissions generally declining as the sales price increases. In cases where another firm is involved in the transaction, the Company must typically share up to 50% of the commission it would have otherwise received with the other firm. The Company's investment properties professionals typically receive 50% of the Company's commission before costs and expenses.


  Corporate Services

  Since 1992, the Company has provided corporate services through CBC/Madison Advisory Group, assisting corporations in developing and executing multiple-market real estate strategies. The Company's objective is to establish long-term relationships with corporations that require continuity in the delivery of high-quality, multi-market management services and strategic advisory services including acquisition, disposition and consulting services. Global competition, the focus on quality, "right-sizing" of corporate organizations and changes in management philosophy have all contributed to an increased interest in and reliance on outside third-party real estate service providers. Specifically, through contractual relationships, the Company assists major, multi-market companies in developing and executing real estate strategies as well as addressing specific occupancy and facilities management objectives. Corporate services coordinates the utilization of all the Company's various disciplines to deliver an integrated service to its clients. Essentially, corporate services expands a client's real estate department and supports most of the functions involved in a corporate real estate department.

  OPERATIONS. CBC/Madison Advisory Group is organized into three geographic regions in the Eastern, Western and Central areas of the United States, with each geographic region comprised of consulting, corporate services and team management professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. In addition to CBC/Madison Advisory Group's objective of providing a full range of corporate services in a contractual relationship, the group will respond to client requests generated by other Company business groups for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

  COMPENSATION. A typical corporate services agreement gives the Company the right to execute some or all of the client's future sales and leasing transactions. The commission rate with respect to such transactions frequently reflects a discount for the captive nature and large volume of the business.

  TERM. A typical corporate services agreement includes a stated term of at least one year and normally contains provisions for extension of the agreement. Agreements typically include a provision for cancellation by either party, upon notice, within a specified short time frame.


  Property Management

  The Company provides value-added property management services for income-producing properties owned primarily by institutional investors and, as of December 31, 1996, managed approximately 107 million square feet of commercial space.

  Property management services include maintenance, marketing and leasing services for investor-owned properties, including office, industrial, retail and multi-family residential properties. Additionally, the Company provides construction management services, which relate primarily to tenant improvements. The Company works closely with its clients to implement their specific goals and objectives, focusing on the enhancement of property values through maximization of cash flow. The Company markets its services primarily to long-term institutional owners of large commercial real estate assets.

  OPERATIONS. The Company employs approximately 190 property management professionals in 31 offices. Most property management services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are extensively trained and are encouraged to continue their education through both Company-sponsored and outside training. The Company provides each local office with centralized corporate resources including investments in computer software and hardware as described below under the caption "Information
Technology".   Property management personnel utilize state-of-the-art computer systems for accounting, marketing, and maintenance management.

  COMPENSATION. Under a typical property management agreement, the Company will be entitled to receive management fees and lease commissions. The management fee in most cases is based upon a formula which gives the Company a specified percentage of the monthly gross rental income collected from tenants occupying the property under management and, as a result, will increase and decrease as building rents and occupancies increase and decrease. Many of these property management agreements also include a stated minimum management fee. The Company also may be entitled to reimbursement for costs incurred that are directly attributable to management of the property. Reimbursable costs, which are not included in the Company's revenue, include the wages of on-site employees and the cost of field office rent, furniture, computers, supplies and utilities.
The Company pays its property management professionals a combination of salary and incentive-based bonuses. Lease commissions, which are paid in addition to the management fee, are similar to those described for brokerage services. Revenue from leasing services provided to the Company's property management clients is reflected in brokerage rather than property management revenue since brokerage professionals are normally engaged to accomplish the leasing.

  TERM. A typical property management agreement contains an evergreen provision which provides that the agreement remains in effect for an indefinite period, but enables the property owner to terminate the agreement upon 30 days prior written notice, which the Company believes to be customary in the commercial real estate industry.


  Real Estate Market Research

  Real estate market research services are provided by 15 professionals in Boston, Massachusetts employed by CB Commercial/Torto Wheaton Research. Real estate market research services are provided to the Company's other businesses as well as sold to third-party clients and include (i) data collection and interpretation, (ii) econometric forecasting, and (iii) evaluating marketing opportunities and portfolio risk for institutional clients within and across U.S. commercial real estate markets. The Company's publications and products provide real estate data for more than 50 of the largest MSAs in the United States and are sold on a subscription basis to many of the largest portfolio managers, insurance companies and pension funds in the United States.


Investor Services

  Mortgage Banking

  The Company provides its mortgage origination and mortgage loan servicing through L. J. Melody, which was acquired in July 1996 and is based in Houston, Texas. The Company, on a combined basis with L. J. Melody, originated approximately $3.25 billion, $2.3 billion and $2.0 billion of mortgages in 1996, 1995 and 1994, respectively. As part of these origination activities, the Company has special conduit arrangements with affiliates of Merrill Lynch & Co., Citicorp, Lehman Brothers and NationsBank which permit it to service the mortgage loans which it originates. Under these arrangements, the Company generally originates mortgages in its name, makes certain representations and warranties based upon representations made to it by the borrower or another party and immediately sells them into a conduit program. The Company also originates mortgages into other conduit programs where it does not have servicing rights. In addition, the Company is a major mortgage originator for insurance companies having originated, on a combined basis with L. J. Melody, mortgages in the names of the insurance companies valued at approximately $1.7 billion in 1996. The Company has correspondency arrangements with various life insurance companies which entitle it to service the mortgage loans it originates. As of December 31, 1996, 1995 and 1994, the Company, on a combined basis with L. J. Melody, serviced mortgage loan portfolios of approximately $7.0 billion, $7.3 billion and $7.1 billion, respectively.

  OPERATIONS. The Company employs approximately 90 mortgage banking professionals in 22 offices in the United States. The Company's mortgage loan originations take place throughout the United States, with support from L. J. Melody's headquarters in Houston, Texas. All of the Company's mortgage loan servicing is handled by L. J. Melody in Houston, Texas.

  COMPENSATION. The Company typically receives origination fees, ranging from 0.5% for large insurance company mortgage loans to 1.0% for most conduit mortgage loans. In situations where the Company services the mortgage loans which it originates, it also receives a servicing fee between .03% and .25%, calculated as a percentage of the outstanding mortgage loan balance. These agreements generally contain an evergreen provision with respect to servicing which provides that the agreement remains in effect for an indefinite period, but enables the lender to terminate the agreement upon 30 days prior written notice, which the Company believes to be a customary industry termination provision. A majority of the Company's 1996 mortgage loan origination revenue, on a combined basis with L. J. Melody, was from agreements which entitled it to both originate and service mortgage loans. The Company also originates mortgage loans on behalf of conduits and insurance companies for whom it does not perform servicing. The Company's client relationships have historically been long term. The Company pays its mortgage banking professionals a combination of salary, commissions and incentive-based bonuses which typically average between 46% and 50% of the Company's loan origination fees.

  Investment Management and Advisory

  The Company provides its investment management and advisory services primarily to tax-exempt corporate and public pension funds through Westmark. Since 1971, the Company has provided its clients with investment management and advisory services, including the creation of investment products, raising of investor capital, identification and acquisition of specific properties and management and disposition of the assets. As of December 31, 1996, the Company represented more than 180 clients in 13 commingled funds and a variety of separate accounts.

    OPERATIONS. Westmark operates as a separate and independent subsidiary of the Company, providing advisory services and, as of December 31, 1996, managing approximately $3.7 billion in tax-exempt capital invested in more than 215 office, industrial and retail properties located in more than 40 major U.S. markets with an aggregate of more than 38 million square feet. Westmark's headquarters are located in Los Angeles and it maintains regional offices in
Boston, Dallas, New York City and Washington, D.C.   Westmark develops and
markets a variety of investment alternatives designed to meet its client's risk, reward, and liquidity requirements. Westmark employs approximately 100 professionals who perform the following services for its investors -- market research and forecasting, acquisition strategy and implementation, portfolio strategy and management, specific asset management, and development and dispositions. Westmark uses a state-of-the-art portfolio information system that integrates property and fund-level accounting with specific asset management data.

  Westmark's investors invest through separate accounts, commingled funds and real estate operating companies, including limited partnerships. Certain funds and separate accounts are subject to ERISA regulations and, with respect to such funds and accounts, Westmark is limited in its ability to employ any affiliated company, including the Company. Because Westmark must conduct its operations in compliance with ERISA, where applicable, Westmark maintains both internal and external control mechanisms to assure compliance.

  While Westmark has experienced significant growth in its separate accounts business, it has been impacted by the industry's adverse investor response to non-property specific commingled funds. The Company believes that this lack of investor interest in non-property specific commingled funds has been replaced with interest in new, more narrowly focused investment vehicles.

  COMPENSATION. Westmark's fees are typically higher for managing commingled and other funds than they are for separate accounts, but all of the fees are within the ranges indicated below. Westmark receives an annual asset management fee which is typically 0.5% to 1.2% of the lower of the cost of the assets managed or their fair market value. When debt is managed, the asset management fee is at the lower end of the range. Westmark also receives an acquisition fee when it acquires property or places debt on behalf of a client that is typically 0.5% to 1.0% of funds invested or debt placed (the placement fee for debt is at the low end of this range). In some, but not all cases, Westmark receives an incentive fee when an asset or a fund is sold. Typically, the incentive fee will only be payable after the client has achieved a specified real (adjusted for inflation) rate of return of 8% to 12% and is a percentage of value in excess of that return. In recent years, Westmark has experienced reduced rates of asset management and acquisition fees.

  TERM. The term of Westmark's advisory agreements vary by the form of investment vehicle utilized. In the commingled funds, the term is generally 10 years with extension and early termination provisions based upon a vote of the investors. Over the next several years several commingled funds formed in the 1980s will be liquidated. In the Company's separate account relationships, the agreements are generally one to three years in term, with "at will" termination provisions. In general, both the capital managed by Westmark and its client relationships are long-term in nature.


  Valuation and Appraisal Services

  The Company's valuation and appraisal services business delivers sophisticated commercial real estate valuations through a variety of products including market value appraisals, portfolio valuation, discounted cash flow analyses, litigation
support, feasibility land use studies and fairness opinions.   At December 31,
1996, the Company's appraisal staff had more than 80 professionals with approximately 50% of the staff holding the MAI professional designation. The business is operated nationally through 23 regional offices and its clients are generally corporate and institutional portfolio owners and lenders.


INTERNATIONAL ALLIANCES AND ACTIVITIES

  In response to growing cross-border capital flows for investment in commercial real estate, and the multi-national strategies of the Company's U.S. corporate clients, the Company has developed exclusive alliances with leading firms in various countries in Europe, the Far East and Southeast Asia, Australia and New Zealand. The relationships with DTZ, a consortium of 20 real estate advisory firms operating in 15 countries in Europe as well as in Australia, New Zealand and elsewhere, C.Y. Leung & Company, a locally-owned firm operating in Hong Kong, China, Singapore and Malaysia, and, commencing in February 1997, Ikoma Corporation, a commercial real estate services firm in Japan, have allowed the Company to provide global corporate service capabilities and significantly strengthen its client relationships in the United States. These relationships are reciprocal referral arrangements whereby the Company's clients who require services in a geographical region serviced by its alliance partners must be referred by the Company to its alliance partner operating in that region. Conversely, the Company's alliance partners are obligated to refer their clients with commercial real estate needs in the United States to the Company. Revenues from the Company's international activities currently represent a small portion of total revenues. In addition to cross-border corporate space acquisition and disposition activity, Westmark is exploring the development of new cross-border investment products with DTZ and C.Y. Leung.


INFORMATION TECHNOLOGY

  In order to enhance the quality of its real estate services and improve the productivity of its employees, the Company has invested in state-of-the-art computer and telecommunication systems to provide real-time real estate information and sophisticated presentation and analysis tools. The Company's information technology group ("IT Group"), headquartered in Torrance, California, employs 40 professionals that operate the Company's data center, develop custom programs, implement special systems software, and provide support for hardware and software utilized in the Company's national network of offices.

  The Company has adopted computer hardware and software standards to maintain the consistency and quality of its real estate services. Each office is connected directly to the Company's IBM mainframe computer for real-time access to the Company's centralized databases and customized software applications.

  By special arrangement, some of the Company's clients have remote modern access to selected client-customized software application, and the CB Commercial Web Site has also given clients direct access through the CB Internet home page. These systems allow clients to gain access to various levels of information, maintain day-to-day contact with the Company's professionals, and track and monitor property acquisition and disposition activities and property portfolios.


EMPLOYEE EDUCATION

  In 1991, the Company founded its training program, known as CB Commercial University ("CBCU"), to provide professional development and industry training for its key professional employees. CBCU is distinguished in the industry for its quality, intensity, scope and results. The courses offered at CBCU are typically one week in length and are customized to meet both employees' and clients' needs and skill levels. Courses focus on (i) employees' productivity and quality consistency; (ii) management leadership and effectiveness in the context of the latest industry knowledge and technology; and (iii) clients' needs in the Company's various business lines and specialty practice areas. Although CBCU was originally established to develop the skills of the Company's employees, in 1995, in response to demand from its clients, the Company added courses to the CBCU curriculum which involve its clients. In 1996, approximately 320 employees and clients took courses at CBCU.

COMPETITION

  The market for commercial real estate brokerage and other real estate services provided by the Company is both highly fragmented and highly competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices in the United States. The Company believes that no more than two other major firms have the ability to compete nationally with the Company's brokerage business and that the Company's national brokerage network enables it to compete effectively with these organizations. Most of the Company's competitors are local or regional firms that are substantially smaller than the Company on an overall basis, but in some cases may be larger locally.

  L. J. Melody competes with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal services are provided by other national, local and regional appraisal firms and national and regional accounting firms. Consulting services are provided by numerous commercial real estate firms (national, regional and local), accounting firms, appraisal firms and others.

  The Company's property management business competes for the right to manage properties controlled by third parties. The competitor may be the owner of the property (who is trying to decide the efficiency of outsourcing) or another property management company. Increasing competition in recent years has resulted in having to provide additional services at lower rates through eroding margins. In 1996, however, rates stabilized and, in some cases, increased.

  Westmark competes with a significant number of investment advisors, banks and insurance companies in attracting investor money. Over the last several years, Westmark experienced growth in its separate accounts and its commingled debt funds, but not in its commingled equity funds.

  In all of its business disciplines, the Company competes on the basis of the skill and quality of its personnel, the variety of services offered, the breadth of geographic coverage and the quality of its infrastructure, including technology.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 4,100 employees, approximately 66% of whom work in the areas of brokerage and investment properties. All of the Company's sales professionals are parties to contracts with the Company which subject them to the Company's rules and policies during their employment and limit their post-employment activities in terms of soliciting clients or employees of the Company. The Company believes that relations with its employees are good.


ITEM 2.    PROPERTIES

  The Company owns its headquarters building in downtown Los Angeles, California. In addition to the Company's headquarters, the Company owns and occupies three smaller office buildings in Phoenix, Arizona, San Diego and Carlsbad, California. These properties are mortgaged to secure loans to the Company.

  The Company also leases office space on terms that vary depending on the size and location of the office. The leases expire at various date through 2007.
For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs.

ITEM 3.    LEGAL PROCEEDINGS

  In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company (the "Mogull case"). On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the

Company will do. Included in the Company's December 31, 1996 financial statements is an accrual sufficient to reserve against any probable outcome in the case. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

  In addition, as a result of the thousands of transactions in which the Company participates and its employment of over 4,000 people, it is a party to a number of pending or threatened lawsuits, arising out of or incident to the ordinary course of its business. At any given time, the Company typically is a defendant in 150 to 175 legal proceedings and a plaintiff in 50 to 100 legal proceedings. Management believes that any liability to the Company, net of insurance proceeds, that may result from proceedings to which it is currently a party will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  As part of its process of minimizing, to the extent possible, potential litigation, the Company requires its sales professionals to agree to contribute each month toward a "Reserve Account" to be used whenever a claim of professional liability is asserted. In addition, each sales professional contractually agrees to be responsible for a portion of any amount paid to defend or settle a claim against that professional or for any resulting judgment.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) Special Meeting of Stockholders held on October 30, 1996.

  (b)  Not Applicable.

  (c) The matter voted upon was the proposed recapitalization of the Company's capital structure. The stockholders approved the proposed recapitalization as follows:

     by the affirmative vote of 4,000,000 shares of the Company's Series A-1 and A-2 Preferred Stock (representing 100 percent of the outstanding shares of such Series), by the affirmative vote of 1,000,000 shares of the Company's Series A-3 Preferred Stock (representing 100 percent of the outstanding shares of such Series), by the affirmative vote of 1,854,106 shares of the Company's Class B-1 Common Stock (representing 100 percent of the outstanding shares of such Class), by the affirmative vote of 5,334,467 shares of the Company's Class B-2 Common Stock, with 9,966 shares of Class B-2 Common Stock voting in the negative and 9,385 shares of Class B-2 Common Stock abstaining, by the affirmative vote of 800,000 shares of the Company's Class C-1 Common Stock (representing 100 percent of the outstanding shares of such Class) and by the affirmative vote of 2 shares of the Company's Class J Common Stock (representing 100 percent of the outstanding shares of such Class).

  (d)  Not Applicable

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) On November 26, 1996, trading of the Company's Common Stock on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CBCG" commenced. Prior to that date, there was no established public trading market for any of the Company's securities. The high and low sales prices for the Company's Common Stock during the period from November 26, 1996 through December 31, 1996 as reported by The Nasdaq Stock Market were $20 and $18, respectively. The last reported sales price of the Company's Common Stock on March 25, 1997 as reported by The Nasdaq Stock Market was 26 1/8.

  (b) As of March 25, 1997, the Company had 1,051 record holders of its Common Stock.

  (c) Since its incorporation in March 1989 the Company has not declared any cash dividends on any of its classes of common stock. The Company's existing credit agreements restrict its ability to pay dividends on common stock but permit the payment of dividends on preferred stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 7 of this report.

  (d) Since January 1, 1996, the Company has sold 510,906 shares of Common Stock to eight executive officers of the Company under the Company's 1996 Equity Incentive Plan. These sales were made by private placement in reliance on the exemption from registration provisions provided for in Section 4(2) of the Securities Act of 1933. The recipients of such securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment, to information about the Company.

Item 6. Selected Financial Data



        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION:
                 (Dollars in thousands except per share data)


                                                                               YEAR ENDED DECEMBER 31,
                                              --------------------------------------------------------------------------------------
                                                   1996          1995              1994              1993               1992
                                              --------------  -------------   ---------------   --------------   -------------------
STATEMENT OF OPERATIONS DATA:
Revenue....................................      $   583,068   $   468,460       $   428,988      $   392,037        $   360,223
Costs and Expenses:
   Commissions, fees and other incentives..          292,266       239,018           225,085          206,070            187,582
   Operating, administrative and other.....          228,799       187,968           170,234          160,073            152,402
   Depreciation and amortization...........           13,574        11,631             8,091           49,606             45,855
   Non-recurring charges...................                -             -                 -                -              4,500
                                                 -----------   -----------       -----------      -----------        -----------
Operating income (loss)....................           48,429        29,843            25,578          (23,712)           (30,116)
Interest income............................            1,503         1,674             1,109              915              1,083
Interest expense...........................           24,123        23,267            17,362           14,240             15,516
                                                 -----------   -----------       -----------      -----------        -----------
Income (loss) before provision (benefit)
 for income tax............................           25,809         8,250             9,325          (37,037)           (44,549)
Provision for income tax...................           11,160           841               152              112                 12
Reduction of valuation allowances (1)......          (55,900)            -                 -                -                  -
                                                 -----------   -----------       -----------      -----------        -----------
Net provision (benefit) for income tax.....          (44,740)          841               152              112                 12
                                                 -----------   -----------       -----------      -----------        -----------

Net income (loss)..........................      $    70,549   $     7,409       $     9,173      $   (37,149)       $   (44,561)
                                                 ===========   ===========       ===========      ===========        ===========

Net income (loss) applicable to common
 stockholders..............................      $    69,549   $     7,409       $     9,173      $   (37,149)       $   (44,561)
Primary earnings (loss) per share..........      $      5.02   $      0.55       $      0.69      $     (3.23)       $     (3.89)
Number of shares used in computing primary
 earnings (loss) per share.................       13,845,325    13,540,541        13,305,118       11,504,644         11,445,377
Fully diluted earnings (loss) per share....      $      4.97   $      0.55       $      0.69      $     (3.23)       $     (3.89)
Number of shares used in computing fully
 diluted earnings (loss) per share.........       14,184,296    13,540,541        13,305,118       11,504,644         11,445,377

OTHER DATA:
EBITDA (2).................................      $    62,003   $    41,474       $    33,669      $    25,894        $    15,739
Net cash provided by operating activities..      $    65,694   $    30,632       $    31,418      $    19,609        $    10,911
Net cash used in investing activities......      $   (10,906)  $   (24,888)      $    (3,865)     $    (5,629)       $    (4,821)
Net cash used in financing activities......      $   (28,505)  $   (11,469)      $    (4,923)     $   (14,662)       $    (2,157)

                                                                                  AS OF DECEMBER 31,
                                                 -------------------------------------------------------------------------------
BALANCE SHEET DATA:                                 1996          1995              1994             1993               1992
                                                 -----------   -----------       -----------      -----------        -----------
Cash and cash equivalents..................      $    49,328   $    23,045       $    28,770      $     6,140        $     6,822
Total assets...............................          278,944       190,954           150,100          128,914            173,274
Total long-term debt.......................          148,529       250,142           233,571          239,853            239,473
Total liabilities..........................          280,459       345,642           314,648          303,774            311,630
Total stockholders' equity (deficit).......           (1,515)     (154,688)         (164,548)        (174,860)          (138,356)

-------------------
   (1) See Note 9 of Notes to Consolidated Financial Statements.

   (2) EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and the amortization of intangible assets relating to acquisitions and Federal income taxes (to the extent they are offset by NOLs). Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   The Company provides integrated real estate services which include (i) Property and User Services, consisting of brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management, and real estate market research, and
(ii) Investor Services, consisting of mortgage banking (mortgage loan origination and servicing) through L.J. Melody & Company ("L.J. Melody"), investment management and advisory services through Westmark Realty Advisors, L.L.C. ("Westmark"), and valuation and appraisal services.

   On November 25, 1996, the Company completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of approximately $79.5 million were used to repay a portion of the Company's senior secured and senior subordinated indebtedness. Concurrently with the Offering, CB Commercial Holdings, Inc. was renamed CB Commercial Real Estate Services Group, Inc.

   During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its net operating loss carryforwards ("NOL") would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million was allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million was recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996, the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the year ended December 31, 1996, a $11.2 million provision for income taxes has been recorded without regard to the income tax benefit resulting from the reduction of the valuation allowance. Net income for the year ended December 31, 1996 was $70.5 million ($5.02 per share of common stock), which includes the current year provision of $11.2 million offset by the cumulative year-to-date tax benefit of $55.9 million or a net benefit for income tax of $44.7 million. If the Company had not recorded tax benefits related to projected future taxable income for the year ended December 31, 1996, the Company's provision for income tax would have consisted of current and deferred state tax provisions and provision for Federal alternative minimum tax and net income for such period would have been $24.2 million ($1.75 per share of common stock). Provision for regular Federal taxes would have been offset by reductions in valuation allowances to the extent of such regular Federal taxes. The $55.9 million recognized tax benefit has a material effect on the reported net income for the year ended December 31, 1996. This $55.9 million tax benefit is a nonrecurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance. See "Net Operating Losses" below.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year.

   Revenue from Property and User Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions, diversity of services offered and large client base tend to reduce the impact on annual revenue caused by economic cycles. Due in part to acquisitions, revenue from Investor Services, a significant portion of which is non-transactional in nature, has grown more rapidly than revenue from Property and User Services. Approximately 54.0% of the costs and expenses associated with Property and User Services are directly correlated to revenue while approximately 23.0% of the costs and expenses of Investor Services are directly correlated to revenue.

   The Company has completed three strategic acquisitions since the beginning of 1995 and is continually assessing acquisition opportunities as part of its growth strategy (see Item 1 "Business--Acquisitions"). Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, management anticipates that future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to take as a single charge at the time of the acquisition to the maximum extent possible). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, resulting from the acquisitions, and to operating cash flows (excluding the costs of integration).

   Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising level of occupancy and rental levels, and, as a result, property values. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company.

   The $0.25 per share quarterly dividend on the Company's Preferred Stock, which accrues from October 1, 1996, will result, if and when paid, in a cost of $1.0 million per quarter. Until the Company has completed its acquisition program, it does not intend to pay dividends on the Preferred Stock. As a consequence, such dividends will accumulate and bear interest, which will be paid on a current basis.

   The Company's revenues are impacted by numerous factors, including the perception of trends in the general economy, interest rate levels and anticipated and actual changes in the federal tax law.


RESULTS OF OPERATIONS

   The following table sets forth items derived from the Company's Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

                                                                         Year Ended December 31,
                                                      ---------------------------------------------------------
                                                             1996                1995                 1994
                                                      -----------------    ----------------    -----------------
                                                                         (Dollars in thousands)
Revenue............................................   $583,068    100.0%   $468,460   100.0%   $428,988   100.0%
Costs and Expenses:
 Commissions, fees and other incentives............    292,266     50.1     239,018    51.0     225,085    52.5
 Operating, administrative and other...............    228,799     39.3     187,968    40.1     170,234    39.7
 Depreciation and amortization.....................     13,574      2.3      11,631     2.5       8,091     1.9
                                                      --------    -----    --------   -----    --------   -----

Operating income...................................     48,429      8.3      29,843     6.4      25,578     5.9
Interest income....................................      1,503      0.2       1,674     0.4       1,109     0.3
Interest expense...................................     24,123      4.1      23,267     5.0      17,362     4.0
                                                      --------    -----    --------   -----    --------   -----

Income before provision (benefit) for income tax...     25,809      4.4       8,250     1.8       9,325     2.2

Provision for income tax...........................     11,160      1.9         841     0.2         152     0.0
Reduction of valuation allowances..................    (55,900)    (9.6)          -       -           -       -
                                                      --------    -----    --------   -----    --------   -----

Net provision (benefit) for income tax.............    (44,740)    (7.7)        841     0.2         152     0.0
                                                      --------    -----    --------   -----    --------   -----

Net income.........................................   $ 70,549     12.1%   $  7,409     1.6%   $  9,173     2.2%
                                                      ========    =====    ========   =====    ========   =====

   The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1996, 1995 and 1994.

                                                               Year Ended December 31,
                                               ----------------------------------------------------------
                                                      1996              1995                  1994
                                               ----------------    ----------------     -----------------
                                                                (Dollars in thousands)
PROPERTY AND USER SERVICES
 Revenue:
   Brokerage................................   $335,401    65.3%   $294,290     69.6%   $284,775     71.1%
   Investment Properties....................    130,202    25.4      87,576     20.7      81,394     20.4
   Corporate Services.......................     25,550     5.0      21,723      5.1      15,631      3.9
   Property Management (1)..................     20,540     4.0      18,332      4.4      17,692      4.4
   Real Estate Market Research..............      1,378     0.3         912      0.2         758      0.2
                                               --------   -----    --------    -----    --------    -----
                                                513,071   100.0     422,833    100.0     400,250    100.0

 Costs and expenses:
   Commissions, fees and other incentives...    276,120    53.8     227,387     53.8     215,506     53.8
   Operating, administrative and other......    187,707    36.6     160,415     37.9     152,141     38.0
   Depreciation and amortization............      9,142     1.8       8,889      2.1       7,485      1.9
                                               --------   -----    --------    -----    --------    -----

 Operating income...........................   $ 40,102     7.8%   $ 26,142      6.2%   $ 25,118      6.3%
                                               ========   =====    ========    =====    ========    =====

INVESTOR SERVICES
Mortgage Banking
 Revenue....................................   $ 20,185   100.0%   $ 10,417    100.0%   $  9,488    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...      8,007    39.7       4,209     40.4       3,914     41.3
   Operating, administrative and other......      9,489    47.0       6,338     60.8       5,538     58.4
   Depreciation and amortization............        703     3.5         268      2.6         195      2.1
                                               --------   -----    --------    -----    --------    -----

 Operating income (loss)....................   $  1,986     9.8%   $   (398)   (3.8)%   $   (159)   (1.8)%
                                               ========   =====    ========    =====    ========    =====

Investment Management and Advisory
 Revenue....................................   $ 31,022   100.0%   $ 18,610    100.0%   $  5,902    100.0%
 Costs and expenses:
   Operating, administrative and other......     24,096    77.7      13,745     73.9       5,580     94.5
   Depreciation and amortization............      3,316    10.7       2,148     11.5         149      2.5
                                               --------   -----    --------    -----    --------    -----

 Operating income...........................   $  3,610    11.6%   $  2,717     14.6%   $    173      3.0%
                                               ========   =====    ========    =====    ========    =====

Valuation and Appraisal Services
 Revenue....................................   $ 18,790   100.0%   $ 16,600    100.0%   $ 13,348    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...      8,139    43.3       7,422     44.7       5,665     42.4
   Operating, administrative and other......      7,507    40.0       7,470     45.0       6,975     52.3
   Depreciation and amortization............        413     2.2         326      2.0         262      2.0
                                               --------   -----    --------    -----    --------    -----

 Operating income...........................   $  2,731    14.5%   $  1,382      8.3%   $    446      3.3%
                                               ========   =====    ========    =====    ========    =====

TOTAL INVESTOR SERVICES
 Revenue....................................   $ 69,997   100.0%   $ 45,627    100.0%   $ 28,738    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     16,146    23.1      11,631     25.5       9,579     33.3
   Operating, administrative and other......     41,092    58.7      27,553     60.4      18,093     63.0
   Depreciation and amortization............      4,432     6.3       2,742      6.0         606      2.1
                                               --------   -----    --------    -----    --------    -----

 Operating income...........................   $  8,327    11.9%   $  3,701      8.1%   $    460      1.6%
                                               ========   =====    ========    =====    ========    =====

-------------------
   (1) Does not include reimbursable costs associated with the wages of on-site employees and the cost of field office rent, furniture, computers, supplies and utilities. Revenues from leasing services provided to the Company's property management clients are reflected in brokerage rather than property management revenue.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   REVENUE on a consolidated basis in 1996 was $583.1 million, an increase of $114.6 million or 24.5% from $468.5 million in 1995. The overall increase in revenue, compared to 1995, reflected a continued improvement in the commercial real estate markets in most areas of the United States. This improvement reflected increasing investor confidence, increasing prices and a more liquid market than in prior years resulting from declining vacancy levels and the return of some bargaining power to landlords.

   Property and User Services revenue was $513.1 million in 1996, an increase of $90.3 million or 21.3% from $422.8 million in 1995. Brokerage revenue accounted for $335.4 million, an increase of $41.1 million or 14.0% from $294.3 million and investment properties revenue accounted for $130.2 million, an increase of $42.6 million or 48.7% from $87.6 million. Corporate services revenue accounted for $25.6 million, an increase of $3.9 million or 17.6% from $21.7 million. Property management revenue accounted for $20.5 million, an increase of $2.2 million or 12.1% from $18.3 million. These increases resulted in part from an increase in the total number and size of brokerage, investment properties and corporate services sale transactions closed during 1996 and in part from an increase in total size of brokerage lease transactions closed during 1996. Although the number of lease transactions declined in 1996 from 1995 as available quality space came into short supply, the average lease commission amount increased by approximately 7.3%, resulting in an overall increase in revenue from leasing.

   Investor Services revenue was $70.0 million in 1996, an increase of $24.4 million or 53.4% from $45.6 million in 1995, largely due to an increase in investment management and advisory revenue to $31.0 million in 1996 from $18.6
million in 1995, primarily resulting from the Westmark acquisition.   Mortgage
banking revenue accounted for $20.2 million, an increase of $9.8 million or 93.8% from $10.4 million as a result of the L.J. Melody acquisition. Valuation and appraisal services revenue accounted for $18.8 million, an increase of $2.2 million or 13.2% from $16.6 million.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis in 1996 were $292.3 million, an increase of $53.3 million or 22.3% from $239.0 million in 1995. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives decreased from 51.0% in 1995 to 50.1% in 1996. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the significant revenue growth in investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives were relatively flat as a percent of revenues decreasing to 52.9% for 1996 from 53.1% for 1995.

   Property and User Services commissions, fees and other incentives were $276.1 million in 1996, an increase of $48.7 million or 21.4% from $227.4 million in 1995 and constant as a percentage of revenue at 53.8%.

   Investor Services commissions, fees and other incentives were $16.1 million in 1996, an increase of $4.5 million or 38.8% from $11.6 million in 1995 and a decrease as a percentage of revenue from 25.5% to 23.1%.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis in 1996 was $228.8 million, an increase of $40.8 million or 21.7% from $188.0 million in 1995, and a decrease as a percentage of revenue from 40.1% for 1995 to 39.3% for 1996.

   Property and User Services operating, administrative and other was $187.7 million in 1996, an increase of $27.3 million or 17.0% from $160.4 million in 1995. This increase was caused, in part, by additions to staff in anticipation of further increases in operating activities and resulted in higher levels of administrative, technical and other support expenditures and related personnel costs, as well as higher business promotion and other expenses.

   Investor Services operating, administrative and other was $41.1 million in 1996, an increase of $13.5 million or 49.1% from $27.6 million in 1995, primarily resulting from the Westmark acquisition.

   DEPRECIATION AND AMORTIZATION on a consolidated basis in 1996 was $13.6 million, an increase of $1.9 million or 16.7% from $11.6 million in 1995 as a result of the Westmark and L.J. Melody acquisitions and new capital leases for computer equipment entered into in 1996.

   Property and User Services depreciation and amortization was $9.1 million in 1996, an increase of $0.2 million or 2.9% from $8.9 million in 1995.

   Investor Services depreciation and amortization was $4.4 million in 1996, an increase of $1.7 million or 61.6% from $2.7 million in 1995, primarily as a result of a full year of Westmark expense in 1996 as compared to six months in 1995 and the L.J. Melody acquisition in July 1996.

   OPERATING INCOME on a consolidated basis in 1996 was $48.4 million, an increase of $18.6 million or 62.3% from $29.8 million in 1995. The increase in operating income resulted from an increase in revenue of $114.6 million or 24.5% partially offset by a related increase in commission expense of $53.3 million or 22.3%, a $40.8 million or 21.7% increase in operating expenses and a $1.9 million or 16.7% increase in depreciation and amortization as described above.

   Property and User Services operating income was $40.1 million in 1996, an increase of $14.0 million or 53.4% from $26.1 million in 1995. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $90.3 million or 21.3% partially offset by a related increase in commission expense of $48.7 million or 21.4%, a $27.3 million or 17.0% increase in operating expenses and a $0.2 million or 2.9% increase in depreciation and amortization as described above.

   Investor Services operating income was $8.3 million in 1996, an increase of $4.6 million or 125.0% from $3.7 million in 1995. The increase in Investor Services operating income resulted from an increase in Investor Services revenue of $24.4 million or 53.4% partially offset by a related increase in commission expense of $4.5 million or 38.8%, a $13.5 million or 49.1% increase in operating expenses and a $1.7 million or 61.6% increase in depreciation and amortization primarily as a result of the Westmark acquisition as described above.

   INTEREST INCOME on a consolidated basis in 1996 was $1.5 million, a decrease of $0.2 million or 10.2% from $1.7 million in 1995.

   INTEREST EXPENSE on a consolidated basis in 1996 was $24.1 million, an increase of $0.8 million or 3.7% from $23.3 million in 1995 primarily resulting from debt incurred with respect to the Westmark acquisition in June 1995 and the L.J. Melody acquisition in July 1996, offset in part by reduced average borrowing levels on other Company indebtedness.

   NET PROVISION (BENEFIT) FOR INCOME TAX on a consolidated basis in 1996 was a benefit of $(44.7) million, compared to a $0.8 million provision in 1995.
During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million was allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million was recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996, the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the year ended December 31, 1996, a $11.2 million provision for income taxes has been recorded without regard to the income tax benefit resulting from the reduction of the valuation allowance. Net income for the year ended December 31, 1996 was $70.5 million ($5.02 per share of common stock), which includes the current year provision of $11.2 million offset by the cumulative year-to-date tax benefit of $55.9 million or a net benefit for income tax of $44.7 million. If the Company had not recorded tax benefits related to projected future taxable income for the year ended December 31, 1996, the Company's net income for such period would have been $24.2 million ($1.75 per share of common stock). The provision for income tax would have consisted of current and deferred state tax provisions and provision for Federal alternative minimum tax. Provision for regular Federal taxes would have been offset by reductions in valuation allowances to the extent of such regular Federal taxes. The $55.9 million recognized tax benefit has a material effect on the reported net income for the year ended December 31, 1996. This $55.9 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance.

   NET INCOME on a consolidated basis in 1996 was $70.5 million ($5.02 per share of common stock), after giving effect to the tax benefit resulting from the reduction of valuation allowances of $55.9 million ($4.04 per share of common stock) an improvement of $63.1 million from net income of $7.4 million ($0.55 per share of common stock) in 1995. The improvement also resulted from a revenue increase of $114.6 million or 24.5% which was partially offset by a related increase in commission expense of $53.3 million or 22.3%, a $40.8 million or 21.7% increase in operating expenses and a $1.9 million or 16.7% increase in depreciation and amortization as described above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

   REVENUE on a consolidated basis in 1995 was $468.5 million, an increase of $39.5 million or 9.2% from $429.0 million in 1994. The overall increase in revenue, compared to 1994, reflected a continued improvement in the commercial real estate markets in most areas of the United States. This improvement reflected increasing investor confidence, increasing prices and a more liquid market than in prior years resulting from declining vacancy levels and the return of some bargaining power to landlords.

   Property and User Services revenue was $422.8 million in 1995, an increase of $22.5 million or 5.6% from $400.3 million in 1994. Brokerage revenue accounted for $294.3 million, an increase of $9.5 million or 3.3% from $284.8 million and investment properties revenue accounted for $87.6 million, an increase of $6.2 million or 7.6% from $81.4 million. Corporate services revenue accounted for $21.7 million, an increase of $6.1 million or 39.0% from $15.6 million.
Although the number of sale and lease transactions closed decreased in 1995 from 1994, the average dollar amount of both sale and lease transactions increased approximately 9.0%, resulting in a net increase in brokerage and investment properties revenue.

   Investor Services revenue was $45.6 million in 1995, an increase of $16.9 million or 58.8% from $28.7 million in 1994, largely due to an increase in investment management and advisory revenue to $18.6 million from $5.9 million, primarily resulting from the Westmark acquisition. Valuation and appraisal services revenue accounted for $16.6 million, an increase of $3.3 million or 24.4% from $13.3 million and mortgage banking revenue accounted for $10.4 million, an increase of $0.9 million or 9.8% from $9.5 million.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis in 1995 were $239.0 million, an increase of $13.9 million or 6.2% from $225.1 million in 1994. The increase in these costs is directly correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives decreased from 52.5% in 1994 to 51.0% in 1995. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the significant revenue growth of investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives on a consolidated basis remained constant as a percent of revenues at 53.2% for 1995 and 1994.

   Property and User Services commissions, fees and other incentives was $227.4 million in 1995, an increase of $11.9 million or 5.5% from $215.5 million in 1994 and a decrease as a percentage of revenue from 53.9% to 53.8%.

   Investor Services commissions, fees and other incentives was $11.6 million in 1995, an increase of $2.0 million or 21.4% from $9.6 million in 1994 and a decrease as a percentage of revenue from 33.4% to 25.6%.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis in 1995 was $188.0 million, an increase of $17.8 million or 10.4% from $170.2 million in 1994, remaining relatively stable as a percentage of revenue for such periods at 40.0% and 39.7%, respectively.

   Property and User Services operating, administrative and other was $160.4 million in 1995, an increase of $8.3 million or 5.4% from $152.1 million in 1994. This increase was caused, in part, by additions to staff in anticipation of further increases in operating activities and resulted in higher levels of administrative, technical and other support expenditures and related personnel costs, as well as higher business promotion and other expenses.

   Investor Services operating, administrative and other was $27.6 million in 1995, an increase of $9.5 million or 52.3% from $18.1 million in 1994, primarily resulting from the Westmark acquisition.

   DEPRECIATION AND AMORTIZATION on a consolidated basis in 1995 was $11.6 million, an increase of $3.5 million or 43.8% from $8.1 million in 1994 as a result of the Westmark acquisition and new capital leases for computer equipment entered into in 1995.

   Property and User Services depreciation and amortization was $8.9 million in 1995, an increase of $1.4 million or 18.8% from $7.5 million in 1994.

   Investor Services depreciation and amortization was $2.7 million in 1995, an increase of $2.1 million or 352.5% from $0.6 million in 1994.

   OPERATING INCOME on a consolidated basis in 1995 was $29.8 million, an increase of $4.3 million or 16.7% from $25.6 million in 1994. The increase in operating income resulted from an increase in revenue of $39.5 million or 9.2% partially offset by a related increase in commission expense of $13.9 million or 6.2%, a $17.8 million or 10.4% increase in operating expenses and a $3.5 million or 43.8% increase in depreciation and amortization as described above.

   Property and User Services operating income was $26.1 million in 1995, an increase of $0.9 million or 4.1% from $25.1 million in 1994. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $22.5 million or 5.6% partially offset by a related increase in commission expense of $11.9 million or 5.5%, an $8.3 million or 5.4% increase in operating expenses and a $1.4 million or 18.8% increase in depreciation and amortization as described above.

   Investor Services operating income was $3.7 million in 1995, an increase of $3.3 million or 704.6% from $0.4 million in 1994. The increase in Investor Services operating income resulted from an increase in Investor Services revenue of $16.9 million or 58.8% partially offset by a related increase in commission expense of $2.0 million or 21.4%, a $9.5 million or 52.3% increase in operating expenses and a $2.1 million or 352.5% increase in depreciation and amortization primarily as a result of the Westmark acquisition as described above.

   INTEREST INCOME on a consolidated basis in 1995 was $1.7 million, an increase of $0.6 million or 50.1% from $1.1 million in 1994. This increase primarily resulted from increased interest rates and improved cash management.

   INTEREST EXPENSE on a consolidated basis in 1995 was $23.3 million, an increase of $5.9 million or 34.0% from $17.4 million in 1994. This increase resulted from a general increase in interest rates, the full year impact of the higher interest rates on the senior secured and senior subordinated debt of LIBOR plus 250 basis points and LIBOR plus 125 basis points, respectively, which were effective June 30, 1994, and the addition of the debt incurred with respect to the Westmark acquisition, offset in part by reduced average borrowing levels on other Company indebtedness.

   NET INCOME on a consolidated basis in 1995 was $7.4 million ($0.55 per share of common stock), a decrease of $1.8 million or 19.2% from $9.2 million ($0.69 per share of common stock) in 1994. The decrease in net income resulted from an increase in commission expense of $13.9 million or 6.2%, a $17.8 million or 10.4% increase in operating expenses, a $3.5 million or 43.8% increase in depreciation and amortization and an increase in interest expense of $5.9 million or 34.0% partially offset by an increase in revenue of $39.5 million or 9.2% as described above.


LIQUIDITY AND CAPITAL RESOURCES -

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to finance the acquisition of CB Commercial Real Estate Group, Inc. and related expenses, in April 1989 the Company incurred borrowings of $251.0 million, which included $170.0 million under a senior secured credit agreement (the "Senior Secured Credit Agreement") and $81.0 million under a senior subordinated credit agreement (the "Senior Subordinated Credit Agreement"). As of December 31, 1996, the Company had outstanding $55.4 million, under the Senior Secured Credit Agreement and no amounts outstanding under a revolving credit facility ("Revolving Credit Facility A"), no amounts outstanding under its second revolving credit facility ("Revolving Credit Facility B" and together with Revolving Credit Facility A, the "Revolving Credit Facilities") and $65.9 million (including $3.9 million of deferred interest) under the Senior Subordinated Credit Agreement. In addition, as of December 31, 1996 the Company had outstanding other long-term indebtedness, consisting primarily of acquisition debt, totaling approximately $42.3 million.

   In connection with the Offering, the senior secured lenders agreed to amend the terms of the Senior Secured Credit Agreement. As amended, the Company is required to make quarterly principal payments of $2.625 million commencing March 31, 1997 with a final payment of $5.5 million on December 31, 2001. As amended, the senior indebtedness bears interest at the rate of LIBOR plus 2.5%, all of which interest is payable currently. Revolving Credit Facility A permits maximum borrowings of $20.0 million which must be paid off in full for at least 30 consecutive days in each year commencing with 1997. Revolving Credit Facility B is a facility that can be used for acquisitions and will bear interest at LIBOR plus 300 basis points. The Company has begun discussions to increase Revolving Credit Facility B from $10.0 million to $20.0 million sometime in 1997, although there can be no assurance that such discussions will be successful or if successful that $20.0 million will be adequate to finance the Company's acquisition program.

   Also in connection with the Offering, the senior subordinated credit terms were amended. As amended, interest will be payable on a current basis commencing January 1, 1997 and the entire amount outstanding under the Senior Subordinated

Credit Agreement will be due on July 23, 2002. The senior subordinated indebtedness bears interest at a rate of LIBOR plus 1.25% from January 1, 1997 through December 31, 1998 LIBOR plus 2.0% during 1999, LIBOR plus 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% will be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. Interest payments on outstanding senior subordinated debt had been deferred since June 1994 until the payment in full of the senior secured debt.

   As of December 31, 1996, principal payments on the senior secured debt, senior subordinated debt and the Company's other indebtedness, including debt incurred to finance the acquisitions of Westmark and L.J. Melody, are as follows (in thousands):

                  1997.........   $ 15,314
                  1998.........     19,163
                  1999.........     12,807
                  2000.........     34,198
                  2001.........     14,582
                  Thereafter...     67,779
                                  --------
                                  $163,843
                                  ========

   The Company expects to have capital expenditures of approximately $4.0 million in 1997 exclusive of acquisitions. In connection with the Westmark acquisition, the sellers may be entitled to a supplemental purchase price payment based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. See "Note 1 of Notes to Consolidated Financial Statements." The Company expects to use net cash provided by operating activities for the next several years primarily to fund acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy these obligations as well as working capital requirements from internally generated cash flow, borrowings under the Revolving Credit Facilities and, with respect to acquisitions, seller financing and third-party borrowings.

   Effective October 1996, a dividend on the Company's Preferred Stock has been reinstated. The $0.25 per share quarterly dividend on the Company's Preferred Stock has accrued from October 1, 1996, and will result, if and when paid, in a cost of $1.0 million per quarter. The Company currently expects to pay dividends on the Preferred Stock out of working capital generated from operating cash flow after it has completed its acquisition program.

   The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to fund its operations.

   The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") were $62.0 million, $41.5 million and $33.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed above.

   EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and the amortization of intangible assets relating to acquisitions and Federal income taxes (to the extent they are offset by NOLs). Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


RECENT LITIGATION

   In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bargain County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. Included in the Company's December 31, 1996 financial statements is an accrual sufficient to reserve against any probable outcome in the case. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


CASH FLOWS

   Net cash provided by operating activities was $65.7 million in 1996, an increase of $35.1 million from $30.6 million in 1995. The increase resulted primarily from an improvement in operating income, excluding the tax benefit from the reduction of valuation allowances. See "Net Operating Losses" below. Additionally, non-cash charges, consisting of depreciation, amortization and deferred compensation and interest, included in net income in 1996, were $3.0 million higher than 1995. Net cash provided by operating activities was also impacted by changes in components of other operating assets and liabilities which provided a net increase to net cash provided by operating activities of $16.0 million.

   Net cash used in investing activities decreased to $10.9 million in 1996, compared to $24.9 million in 1995 as a result of the Westmark acquisition in June 1995 and the L.J. Melody acquisition in July 1996.

   Net cash used in financing activities was $28.5 million in 1996, compared to $11.5 million in 1995. The $17.0 million difference between periods resulted primarily from $95.9 million repayment of amounts outstanding under the Senior Secured Credit Agreement in 1996 as compared to $19.0 million repayment in 1995, $6.0 million repayment of amounts outstanding under the Senior Subordinated Credit Agreement as compared to no repayments in 1995, and a $10.0 million decrease in proceeds from the Senior Subordinated Credit Agreement, partially offset by $80.0 million proceeds from issuance of common stock in 1996.

   Net cash provided by operating activities was $30.6 million in 1995 compared to $31.4 million in 1994. The decrease primarily resulted from a reduction in net income of $1.8 million in 1995 compared to 1994, offset in part by changes in components of operating assets and liabilities.

   Net cash used in investing activities was $24.9 million in 1995 compared to $3.9 million in 1994. The increase was caused by the acquisitions of Westmark and Langdon Rieder in 1995 for $22.4 million, partially offset by a $2.1 million decrease in purchases of property and equipment.

   Net cash used in financing activities was $11.5 million in 1995 compared to $4.9 million in 1994. The increase in 1995 resulted from the $19.0 million repayment of senior term loans and $2.2 million repayment of capital leases, partially offset by proceeds from the senior subordinated loan of $10.0 million.


NET OPERATING LOSSES

   The Company had NOLs of approximately $184.3 million as of December 31, 1996, corresponding to $64.5 million of the Company's $77.8 million in net deferred tax assets, of which $26.4 was reserved through valuation allowances. The valuation allowances were based on management's conclusion regarding the realizability of this deferred tax asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion, management considered the Company's past operating results, the current year events and trends, including the impact, if any, of the acquisitions that were concluded during the year and other factors.

   Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time. As of September 30, 1996, the Company had experienced continuing profitability due to a variety of reasons, including the strength of the commercial real estate markets. In addition, the Company had operated Westmark for one full year since acquiring Westmark in June 1995, and as a result had concluded that Westmark should make a positive contribution to the Company's consolidated taxable income. Finally, the acquisition of L.J. Melody in July 1996 is expected to make a positive contribution to the Company's consolidated taxable income. As a result of these factors, during the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million was allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million was recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996, the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the year ended December 31, 1996, an $11.2 million provision for income taxes has been recorded without regard to the income tax benefit resulting from the reduction of the valuation allowance. Net income for the year ended December 31, 1996 was $70.5 million ($5.02 per share of common stock), which includes the current year provision of $11.2 million offset by the cumulative year-to-date tax benefit of $55.9 million or a net benefit for income tax of $44.7 million. If the Company had not recorded tax benefits related to projected future taxable income for the year ended December 31, 1996, the Company's net income for such period would have been $24.2 million ($1.75 per share of common stock). The provision for income tax would have consisted of current and deferred state tax provisions and provision for Federal alternative minimum tax. Provision for regular Federal taxes would have been offset by reductions in valuation allowances to the extent of such regular Federal taxes. The $55.9 million recognized tax benefit has a material effect on the reported net income for the year ended December 31, 1996. This $55.9 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance. The Company believes that its future taxable income will be adequate to realize the deferred tax assets on the December 31, 1996 balance sheet.

   The ability of the Company to utilize NOLs may be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur if the Company engages in certain transactions involving the issuance of shares of Common Stock, or by reason of a sale of capital stock by an existing shareholder. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs the Company could utilize. The Company believes that the Offering and recapitalization of its capital structure consummated in connection with the Offering will not result in an ownership change. An ownership change may not be within the control of the Company, however, and therefore there is no assurance that an ownership change will not occur in the future. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset taxable income.


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


NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, SFAS No. 122, Accounting for Mortgage Servicing Rights and SFAS No. 123, Accounting for Stock-Based Compensation. These standards, including the proforma effect of SFAS No. 123, were not material to the Company's financial statements.

   In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement is required to be adopted by the Company in 1997 and only applies to the operations of L.J. Melody. Under SFAS No. 125, the Company will be required to recognize, at fair value, financial and servicing assets it has acquired control over and related liabilities it has incurred and amortize them over the period of estimated net servicing income or loss. Write-off of the asset is required when control is surrendered and of the liability when extinguished. The Company does not currently recognize the value of financial and servicing assets when loans are originated. The adoption of the new statement will result in the recognition of amortization cost along with income from servicing as services are performed and the recognition of gains or losses at the time servicing rights are sold. Management of the Company believes that the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

QUARTERLY RESULTS OF OPERATIONS AND OTHER FINANCIAL DATA

   The following table sets forth certain unaudited consolidated statement of operations data for each of the Company's last twelve quarters and the percentage of the Company's revenues represented by each line item reflected in each consolidated income statement. In the opinion of management, this information has been presented on the same basis as the consolidated financial statements included in Item 8, and includes all adjustments, consisting only of normal recurring adjustments and accruals, that the Company considers necessary for a fair presentation. The unaudited quarterly information should be read in conjunction with the audited financial statements of the Company and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                   1996                                           1995
                                -------------------------------------------- ------------------------------------------------
                                 DEC. 31    SEPT. 30   JUNE 30    MARCH 31    DEC. 31    SEPT. 30       JUNE 30     MARCH 31
                                ---------- ---------- ---------- ----------- ---------- -----------   -----------   ---------
                                                                    (Dollars in thousands)
Results of Operations:
Revenue......................    $192,205   $147,168   $130,954    $112,741   $143,570    $116,603      $108,361    $ 99,926
Costs and Expenses:
 Commissions, fees and
  other incentives...........      96,801     74,196     66,262      55,007     71,449      57,804        57,370      52,395
 Operating, administrative
  and other..................      69,603     56,042     53,594      49,560     53,129      47,803        44,206      42,830
 Depreciation and
  amortization...............       3,825      3,431      3,038       3,280      3,458       3,546         2,297       2,330
                                 --------   --------   --------    --------   --------    --------      --------    --------
Operating income (loss)......      21,976     13,499      8,060       4,894     15,534       7,450         4,488       2,371
Interest income..............         468        286        354         395        446         345           393         490
Interest expense.............       6,240      6,196      5,759       5,928      6,323       6,428         5,313       5,203
                                 --------   --------   --------    --------   --------    --------      --------    --------
Income (loss) before
 provision (benefit) for
 income tax..................      16,204      7,589      2,655        (639)     9,657       1,367          (432)     (2,342)
Provision (benefit) for
 income tax..................       6,550      4,220        438         (48)       603         138            26          74
Reduction of valuation
 allowances..................     (15,500)   (40,400)         -           -          -           -             -           -
                                 --------   --------   --------    --------   --------    --------      --------    --------
Net provision (benefit) for
 income tax..................      (8,950)   (36,180)       438         (48)       603         138            26          74
                                 --------   --------   --------    --------   --------    --------      --------    --------
Net income (loss)............    $ 25,154   $ 43,769   $  2,217    $   (591)  $  9,054    $  1,229      $   (458)   $ (2,416)
                                 ========   ========   ========    ========   ========    ========      ========    ========
Other Financial Data:
EBITDA.......................    $ 25,801   $ 16,930   $ 11,098    $  8,174   $ 18,992    $ 10,996      $  6,785    $  4,701
Net cash provided by (used
 in) operating activities....    $ 41,524   $ 22,150   $ 13,865    $(11,845)  $ 30,082    $  8,143      $  6,890    $(14,483)
Net cash (used in) investing
 activities..................    $ (1,389)  $ (9,401)  $  1,768    $ (1,884)  $ (2,928)   $   (595)     $(18,887)   $ (2,478)
Net cash provided by (used
 in) financing activities....    $(15,710)  $(15,297)  $ (4,306)   $  6,808   $(16,002)   $ (8,098)     $ 15,391    $ (2,760)

                                                           1994
                                      -------------------------------------------------
                                       DEC. 31      SEPT. 30      JUNE 30      MARCH 31
                                      ----------   ----------   -----------   ---------
                                                    (Dollars in thousands)
Results of Operations:
Revenue......................          $128,905     $112,843      $103,730     $ 83,510
Costs and Expenses:
 Commissions, fees and
  other incentives...........            67,919       59,645        54,367       43,154
 Operating, administrative
  and other..................            46,316       42,675        42,487       38,756
 Depreciation and
  amortization...............             2,562        1,797         1,783        1,949
                                       --------     --------      --------     --------
Operating income (loss)......            12,108        8,726         5,093         (349)
Interest income..............               370          270           255          214
Interest expense.............             4,747        5,383         3,790        3,442
                                       --------     --------      --------     --------
Income (loss) before
 provision (benefit) for
 income tax..................             7,731        3,613         1,588       (3,577)
Provision (benefit) for
 income tax..................               (73)          75            75           75
Reduction of valuation
 allowances..................                 -            -             -            -
                                       --------     --------      --------     --------
Net provision (benefit) for
 income tax..................               (73)          75            75           75
                                       --------     --------      --------     --------
Net income (loss)............          $  7,804     $  3,538      $  1,483     $ (3,652)
                                       ========     ========      ========     ========
Other Financial Data:
EBITDA.......................          $ 14,670     $ 10,523      $  6,876     $  1,600
Net cash provided by (used
 in) operating activities....          $ 21,911     $ 13,817      $  5,894     $(10,204)
Net cash (used in) investing
 activities..................          $ (1,321)    $ (1,006)     $   (748)    $   (790)
Net cash provided by (used
 in) financing activities....          $ (4,369)    $ (5,114)     $ (5,407)    $  9,967





                                                                AS A PERCENTAGE OF REVENUES
                                ------------------------------------------------------------------------------------------
                                                    1996                                           1995
                                -------------------------------------------  ---------------------------------------------
                                  DEC. 31   SEPT. 30    JUNE 30    MARCH 31    DEC. 31     SEPT. 30    JUNE 30    MARCH 31
                                ---------  ---------  ---------  ----------  ---------   ----------  ----------  --------
Results of Operations:
Revenue......................       100.0%     100.0%     100.0%      100.0%     100.0%      100.0%      100.0%    100.0%
Costs and expenses:
 Commissions, fees and
  other incentives...........        50.4       50.4       50.6        48.8       49.8        49.6        52.9      52.4
 Operating, administrative
  and other..................        36.2       38.1       40.9        44.0       37.0        41.0        40.8      42.9
 Depreciation and
  amortization...............         2.0        2.3        2.3         2.9        2.4         3.0         2.1       2.3
                                 --------   --------   --------    --------   --------    --------    --------  --------
Operating income (loss)......        11.4        9.2        6.2         4.3       10.8         6.4         4.2       2.4
Interest income..............         0.2        0.2        0.3         0.3        0.3         0.3         0.3       0.5
Interest expense.............         3.2        4.2        4.4         5.2        4.4         5.5         4.9       5.2
                                 --------   --------   --------    --------   --------    --------    --------  --------
Income (loss) before
 provision (benefit) for
 income tax..................         8.4        5.2        2.1        (0.6)       6.7         1.2        (0.4)     (2.3)
Provision for income tax.....         3.4        2.9        0.3         0.0        0.4         0.1         0.0       0.1
Reduction of valuation
 allowances..................        (8.1)     (27.5)         -           -          -           -           -         -
                                 --------   --------   --------    --------   --------    --------    --------  --------
Net provision (benefit) for
 income tax..................        (4.7)     (24.6)       0.3         0.0        0.4         0.1         0.0       0.1
                                 --------   --------   --------    --------   --------    --------    --------  --------
Net income (loss)............        13.1%      29.7%       1.8%      (0.6)%       6.3%        1.1%      (0.4)%    (2.4)%
                                 ========   ========   ========    ========   ========    ========    ========  ========

                                                   AS A PERCENTAGE OF REVENUES
                                        -------------------------------------------------
                                                               1994
                                        -------------------------------------------------
                                          DEC. 31     SEPT. 30     JUNE 30      MARCH 31
                                        ---------    ---------    ----------   ----------
Results of Operations:                     100.0%       100.0%        100.0%       100.0%
Revenue......................
Costs and expenses:
 Commissions, fees and                      52.7         52.9          52.4         51.7
  other incentives...........
 Operating, administrative                  35.9         37.8          41.0         46.4
  and other..................
 Depreciation and                            2.0          1.6           1.7          2.3
  amortization...............           --------     --------      --------     --------
                                             9.4          7.7           4.9         (0.4)
Operating income (loss)......                0.3          0.3           0.3          0.2
Interest income..............                3.7          4.8           3.7          4.1
Interest expense.............           --------     --------      --------     --------

Income (loss) before
 provision (benefit) for                     6.0          3.2           1.5         (4.3)
 income tax..................               (0.1)         0.1           0.1          0.1
Provision for income tax.....
Reduction of valuation                         -            -             -            -
 allowances..................           --------     --------      --------     --------

Net provision (benefit) for                 (0.1)         0.1           0.1          0.1
 income tax..................           --------     --------      --------     --------
                                             6.1%         3.1%          1.4%       (4.4)%
Net income (loss)............           ========     ========      ========     ========

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   PAGE
 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants.......................................   25

   Consolidated Balance Sheets as of December 31, 1996, and 1995..................   26

   Consolidated Statements of Operations for the Years Ended December 31, 1996,
    1995 and 1994.................................................................   27

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
    1995 and 1994.................................................................   28

   Consolidated Statements of Stockholders' Equity (Deficit) for the Years
    Ended December 31, 1996, 1995 and 1994........................................   30

   Notes to Consolidated Financial Statements.....................................   31

 SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS

   III-Condensed Financial Information of Registrant..............................   49

   VIII-Valuation and Qualifying Accounts.........................................   50

 EXHIBIT SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS

   XI-Computation of Per Share Earnings...........................................   51


   All other schedules and exhibits are not submitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To CB Commercial Real Estate Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Commercial Real Estate Services Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Commercial Real Estate Services Group, Inc. and subsidiaries as of December 31, 1996, and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Los Angeles, California
January 30, 1997

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)


                                                                                            December 31,
                                                                                       -----------------------
                                                                                          1996         1995
                                                                                       ----------   ----------
    ASSETS
Current Assets:
 Cash and cash equivalents..........................................................   $  49,328    $  23,045
 Receivables, less allowance of $4,423 and $4,400 for doubtful accounts
  at December 31, 1996 and 1995, respectively.......................................      40,927       28,322
 Deferred taxes.....................................................................      16,257          765
 Prepaid expenses and other.........................................................       7,440        4,889
                                                                                       ---------    ---------
  Total current assets..............................................................     113,952       57,021
Property and equipment, net.........................................................      40,835       44,500
Goodwill, net of accumulated amortization of $7,563 and $5,194 at
 December 31, 1996 and 1995.........................................................      65,362       59,491
Other intangible assets, net of accumulated amortization of $253,061 and $249,726
 at December 31, 1996 and 1995......................................................      10,521       10,783
Inventoried property................................................................       7,355        7,355
Deferred taxes......................................................................      35,146            -
Other assets, net...................................................................       5,773       11,804
                                                                                       ---------    ---------
  Total assets......................................................................   $ 278,944    $ 190,954
                                                                                       =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits.................................................   $  38,747    $  28,324
 Accounts payable and accrued expenses..............................................      28,020       19,245
 Reserve for bonus and profit sharing...............................................      21,414       12,997
 Current maturities of long-term debt...............................................      15,314        8,250
 Current portion of capital lease obligations.......................................       2,510        2,592
                                                                                       ---------    ---------
  Total current liabilities.........................................................     106,005       71,408
                                                                                       ---------    ---------
Long-term debt, less current maturities:
 Senior term loans..................................................................      65,528      160,394
 Senior subordinated term loans.....................................................      72,872       78,963
 Inventoried property loan..........................................................       7,470        7,470
 Other long-term debt...............................................................       2,659        3,315
                                                                                       ---------    ---------
  Total long-term debt..............................................................     148,529      250,142
                                                                                       ---------    ---------
Other long-term liabilities.........................................................      25,925       24,092
                                                                                       ---------    ---------
  Total liabilities.................................................................     280,459      345,642
                                                                                       ---------    ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value....................................................          40           40
 Common stock, $.01 par value.......................................................         133           93
 Additional paid-in capital.........................................................     198,026      110,326
 Notes receivable from sale of stock................................................      (5,109)           -
 Accumulated deficit................................................................    (194,605)    (265,147)
                                                                                       ---------    ---------
  Total stockholders' equity (deficit)..............................................      (1,515)    (154,688)
                                                                                       ---------    ---------
  Total liabilities and stockholders' equity (deficit)..............................   $ 278,944    $ 190,954
                                                                                       =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                          1996          1995          1994
                                                      ------------   -----------   -----------

Revenue............................................   $   583,068    $   468,460   $   428,988

Costs and Expenses:
   Commissions, fees and other incentives..........       292,266        239,018       225,085
   Operating, administrative and other.............       228,799        187,968       170,234
   Depreciation and amortization...................        13,574         11,631         8,091
                                                      -----------    -----------   -----------
Operating income...................................        48,429         29,843        25,578
Interest income....................................         1,503          1,674         1,109
Interest expense...................................        24,123         23,267        17,362
                                                      -----------    -----------   -----------

Income before provision (benefit) for income tax...        25,809          8,250         9,325

Provision for income tax...........................        11,160            841           152
Reduction of valuation allowances..................       (55,900)             -             -
                                                      -----------    -----------   -----------

Net provision (benefit) for income tax.............       (44,740)           841           152
                                                      -----------    -----------   -----------

Net income.........................................   $    70,549    $     7,409   $     9,173
                                                      ===========    ===========   ===========

Net income applicable to common stockholders.......   $    69,549    $     7,409   $     9,173
                                                      ===========    ===========   ===========

Primary earnings per share.........................   $      5.02    $      0.55   $      0.69
                                                      ===========    ===========   ===========

Weighted average shares outstanding for primary
   earnings per share..............................    13,845,325     13,540,541    13,305,118
                                                      ===========    ===========   ===========

Fully diluted earnings per share...................   $      4.97    $      0.55   $      0.69
                                                      ===========    ===========   ===========

Weighted average shares outstanding for fully
   diluted earnings per share......................    14,184,296     13,540,541    13,305,118
                                                      ===========    ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                     Year Ended December 31,
                                                                ---------------------------------
                                                                  1996        1995        1994
                                                                ---------   ---------   ---------
Cash flows from operating activities:
  Net income.................................................   $ 70,549    $  7,409    $  9,173
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization excluding deferred
      financing costs........................................     13,574      11,631       8,091
    Amortization of deferred financing costs.................      2,840       1,392       1,551
    Equity interest in (earnings) loss of unconsolidated
      subsidiaries...........................................       (145)        180         (44)
    Provision for litigation, doubtful accounts and other....      9,543         346       2,346
    Deferred interest........................................      6,927       7,738       2,338
    Deferred compensation....................................      2,159       1,762         877
    Deferred taxes...........................................    (46,128)          -           -
  (Increase) decrease in receivables.........................    (14,378)     (1,778)      1,134
  Decrease (increase) in prepaid expenses and other assets...        794         396        (885)
  Increase in compensation and employee benefits payable.....     19,793       3,276       7,222
  Increase (decrease) in other operating liabilities.........        166      (1,720)       (385)
                                                                --------    --------    --------

       Net cash provided by operating activities.............     65,694      30,632      31,418
                                                                --------    --------    --------

Cash flows from investing activities:
  Purchases of property and equipment........................     (3,002)     (2,143)     (4,250)
  Proceeds from collections on notes receivable..............      2,726         215         445
  Acquisitions of businesses including net assets
    acquired, intangibles and goodwill.......................     (8,625)    (22,376)          -
  Other investing activities, net............................     (2,005)       (584)        (60)
                                                                --------    --------    --------

       Net cash used in investing activities.................    (10,906)    (24,888)     (3,865)
                                                                --------    --------    --------

Cash flows from financing activities:
  Proceeds from senior revolving credit line.................     21,000      14,000      11,000
  Repayment of senior revolving credit line..................    (21,000)    (14,000)    (11,000)
  Repayment of senior term loans.............................    (95,865)    (18,997)     (4,100)
  Repayment of capital leases................................     (2,945)     (2,167)          -
  Proceeds from senior subordinated term loan................          -      10,000           -
  Repayment of senior subordinated term loan.................     (6,044)          -           -
  Proceeds from issuance of common stock.....................     79,540           -           -
  Other financing activities, net............................     (3,191)       (305)       (823)
                                                                --------    --------    --------

       Net cash used in financing activities.................    (28,505)    (11,469)     (4,923)
                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents.........     26,283      (5,725)     22,630

Cash and cash equivalents, at beginning of period............     23,045      28,770       6,140
                                                                --------    --------    --------

Cash and cash equivalents, at end of period..................   $ 49,328    $ 23,045    $ 28,770
                                                                ========    ========    ========

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                            (Dollars in thousands)


                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                     -------   -------   -------

Supplemental disclosures of cash flow
   information:

   Cash paid during the year for:
     Interest (none capitalized)..................   $25,899   $14,410   $12,172

     Federal and state income taxes...............   $ 1,284   $   497   $   152

   Non-cash investing and financing activities:
     Portion of Westmark acquisition
        financed by notes payable.................   $     -   $20,283   $     -
     Portion of L.J. Melody acquisition
        financed by notes payable.................   $ 3,667   $     -   $     -
     Equipment acquired under capital leases......   $ 1,701   $ 3,347   $ 4,569

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                            (Dollars in thousands)

                                                         Common stock   Additional       Notes
                                      Preferred  Common     options       paid-in   receivable from         Accumulated
                                        stock    stock    outstanding     capital    sale of stock     deficit        Total
                                      ---------  ------  -------------  -----------  --------------   ----------   ------------
Balance, December 31, 1993............      $40    $ 88     $294          $106,613     $     -        $(281,895)     $(174,860)
  Net income..........................        -       -        -                 -           -            9,173          9,173
  Common stock issued for
    deferred compensation,
    bonuses and profit sharing........        -       1        -             1,095           -                -          1,096
  Foreign currency translation
    adjustment........................        -       -        -                 -           -               43             43
                                      ---------    ----  -------          --------   ---------        ---------      ---------

Balance, December 31, 1994............       40      89      294           107,708           -         (272,679)      (164,548)
  Net income..........................        -       -        -                 -           -            7,409          7,409
  Common stock issued for deferred
    compensation......................        -       4        -             2,322           -                -          2,326
  Common stock options
    exercised.........................        -       -      (31)               33           -                -              2
  Foreign currency translation
    adjustment........................        -       -        -                 -           -              123            123
                                      ---------    ----  -------          --------   ---------        ---------      ---------

Balance, December 31, 1995............       40      93      263           110,063           -         (265,147)      (154,688)
  Net income..........................        -       -        -                 -           -           70,549         70,549
  Common stock issued for deferred
    compensation and other
    incentives........................        -       8        -             7,660      (5,109)               -          2,559
  Common stock options
    exercised.........................        -       -       (4)              104           -                -            100
  Preferred dividend accrual..........        -       -        -            (1,000)          -                -         (1,000)
  Net proceeds from initial public
    offering..........................        -      32        -            79,399           -                -         79,431
  Benefit of permanent deferred tax
    asset.............................        -       -        -             1,541           -                -          1,541
  Foreign currency translation
    adjustment........................        -       -        -                 -           -               (7)            (7)
                                      ---------    ----  -------          --------   ---------        ---------      ---------

Balance, December 31, 1996............      $40    $133     $259          $197,767     $(5,109)       $(194,605)     $  (1,515)
                                      =========    ====  =======          ========   =========        =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


1.  ORGANIZATION AND ACQUISITIONS

   ORGANIZATION. CB Commercial Real Estate Services Group, Inc. (formerly CB Commercial Holdings, Inc.) ("CB Commercial") was organized to acquire Coldwell Banker Commercial Group, Inc. and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. On November 25, 1996, CB Commercial completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of approximately $80.0 million were used to repay a portion of the Company's senior secured indebtedness and senior subordinated indebtedness. CB Commercial is a holding company that conducts its operations solely through CB Commercial Real Estate Group, Inc. and its subsidiaries (collectively the "Company").

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

   ACQUISITIONS. Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal is a wholly-owned subsidiary of L.J. Melody & Company. L.J. Melody & Company and LJMCal (collectively "L.J. Melody") are commercial mortgage banking firms engaged in mortgage loan origination and loan servicing. L.J. Melody is headquartered in Houston, Texas. The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional notes to the sellers. The notes bear interest of 10.0% per annum, with maturities through July 2001. The $2.3 million note will be accounted for as compensation over the term of the note as the payment of this note is contingent upon the principal seller's continued employment with the Company. (See Note 6)

   The L.J. Melody acquisition was accounted for as a purchase. The Company allocated approximately $3.7 million of the total purchase price to identifiable intangible assets, consisting of loan servicing and asset management contracts, trade name, a covenant not to compete and other intangibles. The remaining $9.0 million and a $1.5 million deferred tax liability resulting from the acquisition were recorded to goodwill. The intangibles are being amortized over their estimated useful lives or the lives of the underlying contracts, as applicable, over periods ranging from three to 13 years. Goodwill is being amortized on a straight line basis over 30 years.

   On June 30, 1995, CB Commercial Real Estate Group, Inc., through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is an investment management and advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million plus $2.9 million in net liabilities assumed and an additional $1.0 million in costs related to the Westmark acquisition. Approximately $20.0 million ($19.8 million at December 31, 1996) of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers may also be entitled to a supplemental purchase price based on the operating results of

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The supplemental purchase price will be recorded as additional goodwill, if and when earned. As of December 31, 1996, approximately $2.8 million was earned, of which $1.9 million and $0.9 million was paid to the sellers on March 31, 1997 and 1996, respectively. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial Real Estate Group, Inc. and $10.0 million of proceeds from a senior subordinated loan ("Westmark Senior Subordinated Loan"). In November 1996, the terms of the Westmark Senior Subordinated Loan were amended to provide for interest to be payable quarterly on a current basis at a rate of 11.0%, effective June 30, 1995, and to provide for quarterly amortization payments by CB Commercial Real Estate Group, Inc. of $500,000. As amended, interest has accrued on the Westmark Senior Subordinated Loan at the original interest rate of 20.0%. Interest in excess of 11.0% will be forgiven upon the payment of the Westmark Senior Subordinated Loan in full. If CB Commercial Real Estate Group, Inc. defaults on its payment obligations under the loan at any time, such excess interest will not be forgiven and the Westmark Senior Subordinated Loan will bear interest at the rate of 20.0% from June 30, 1995. (See Note 6)

   The Westmark acquisition was accounted for as a purchase. The Company has allocated approximately $6.9 million of the total purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements, and trade name and the remaining $34.5 million was recorded as goodwill. The intangibles will be amortized over their estimated useful lives of 6, 5 and 10 years, respectively. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately 30 years and will be amortized on a straight line basis over this period. Based upon future experience, this useful life could be decreased. In that event, the charge for intangibles and goodwill would be increased and earnings decreased.

   On April 11, 1995, the Company acquired certain assets of Langdon Rieder Corporation ("Langdon Rieder"), a tenant advisory business. The purchase price consisted of a closing payment of $1.5 million in cash and a deferred payment of $1.9 million payable over three years ($633,333 payable on each of January 2, 1997, 1998 and 1999), plus interest on the entire outstanding portion of the deferred payment at an annual rate of 8.0%. The deferred payment is subject to forfeiture under certain circumstances. The purchase price has largely been allocated to intangibles and goodwill, which is being amortized on a straight-line basis over their useful lives ranging from three to seven years.

   The assets and liabilities of Westmark and Langdon Rieder, along with the related goodwill, intangibles and indebtedness resulting from the acquisitions, are reflected in the accompanying consolidated financial statements as of December 31, 1996 and 1995. The respective financial information for L.J. Melody is reflected in the accompanying consolidated financial statements as of December 31, 1996. The results of operations of the acquired companies are included in the consolidated results from the dates of acquisition, and were not material to the Company's results for the year ended December 31, 1996 and 1995, respectively. The pro forma results of operations of the Company for the years ended December 31, 1996, 1995 and 1994, assuming the Westmark and Langdon Rieder acquisitions had occurred on January 1, 1994 and the L.J. Melody acquisition had occurred on January 1, 1995, would have been as follows:

                                                               Year Ended December 31,
                                                          ---------------------------------
                                                                    (Unaudited)
                                                            1996       1995        1994
                                                          --------   --------   -----------
                                                                (Dollars in thousands
                                                               except per share data)

   Revenues............................................   $586,485   $489,684     $452,284

   Net income..........................................     69,001      4,903        4,092

   Net income per common and common equivalent share
      outstanding......................................       4.98       0.36         0.31

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

   CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months.

   INTANGIBLE ASSETS AND GOODWILL

   The Company obtained approximately $214.0 million of intangible assets (other than goodwill) from the Acquisition, comprised of a covenant not to compete, a trademark, deferred financing costs and other items. As of December 31, 1996, substantially all of these intangibles have been fully amortized. The remaining unamortized intangibles of approximately $10.5 million at December 31, 1996 consist of approximately $3.1 million relating to deferred financing costs and $7.5 million are intangibles stemming from the L.J. Melody, Westmark and Langdon Rieder acquisitions. (See Note 1)

   Goodwill of $65.4 million and $59.5 million at December 31, 1996 and 1995, respectively, consists of $21.0 million and $21.6 million, respectively, related to the Acquisition and $44.3 million and $37.9 million, respectively, related to the Westmark, L.J. Melody and other acquisitions. Goodwill related to the Acquisition is being amortized over an estimated useful life of 40 years. Goodwill related to Westmark, L.J. Melody and other acquisitions is being amortized over an estimated useful life of 30 years.

   The Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment change in a material way due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets.

   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

   Investments in unconsolidated subsidiaries in which the Company does not have majority control are accounted for under the equity method. (See Note 4)

   INCOME RECOGNITION

   Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income upon date of occupancy. Realty advisor incentive fees are recognized when earned under the provisions of the related advisory agreements. Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations.

   CERTAIN SIGNIFICANT ESTIMATES

   DEFERRED TAXES. The Company has net deferred tax assets of approximately $77.8 million at December 31, 1996, of which $26.4 has been reserved through a valuation allowance. The valuation allowance is based on management's conclusion regarding the realizability of this asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion management considered the Company's past operating results, as well as the current year events and trends, including the impact if any, of the acquisitions that were concluded during the year as well as other factors. Management will continue to evaluate the appropriateness of all or part of this valuation allowance on a periodic basis and if its conclusions change with respect to realizability, any necessary adjustments will be made at that time. The impact of these adjustments, if any, could be material to the Company's financial statements. (See Note 9)

   PER SHARE INFORMATION

   Primary earnings per share is calculated based on weighted average common shares and common stock equivalents, which include preferred stock and dilutive stock options outstanding. This calculation also includes all issuances of stock and stock options made within twelve months prior to the Offering as promotional shares for all periods presented. Fully diluted earnings per share further assumes the conversion of preferred stock, if dilutive, for the period after the Offering when the preferred stock was no longer considered to be a common stock equivalent.

   The Company recapitalized its various classes of stock in conjunction with the Offering. (See Note 8) Weighted average common and common equivalent shares outstanding are comprised of the following:

                                                   December 31,
                                       ------------------------------------
                                          1996         1995         1994
                                       ----------   ----------   ----------
PRIMARY EARNINGS PER SHARE:
Preferred stock:
     Series A-1.....................      909,836    1,000,000    1,000,000
     Series A-2.....................    1,819,672    2,000,000    2,000,000
     Series A-3.....................      909,836    1,000,000    1,000,000

Common stock:
     Common Stock (post-Offering)...    1,195,402            -            -
     Class B-1 (pre-Offering).......    1,687,013    1,850,034    1,850,000
     Class B-2 (pre-Offering).......    5,618,323    5,678,262    5,442,839
     Class C-1 (pre-Offering).......      727,869      800,000      800,000
     Class C-R (pre-Offering).......      727,869      800,000      800,000

Promotional shares..................      188,062      371,566      371,566

Stock options.......................       61,443       40,679       40,713
                                       ----------   ----------   ----------

                                       13,845,325   13,540,541   13,305,118
                                       ==========   ==========   ==========

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


                                                       December 31,
                                           ------------------------------------
                                              1996         1995         1994
                                           ----------   ----------   ----------
FULLY DILUTED EARNINGS PER SHARE:
Preferred stock:
     Series A-1.........................      909,836    1,000,000    1,000,000
     Series A-2.........................    1,819,672    2,000,000    2,000,000
     Series A-3.........................      909,836    1,000,000    1,000,000

Common stock:
     Common Stock (post-Offering).......    1,195,402            -            -
     Class B-1 (pre-Offering)...........    1,687,013    1,850,034    1,850,000
     Class B-2 (pre-Offering)...........    5,618,323    5,678,262    5,442,839
     Class C-1 (pre-Offering)...........      727,869      800,000      800,000
     Class C-R (pre-Offering)...........      727,869      800,000      800,000

Promotional shares......................      188,062      371,566      371,566

Stock options...........................      119,103       40,679       40,713

Assumed conversion of preferred stock...      281,311            -            -
                                           ----------   ----------   ----------

                                           14,184,296   13,540,541   13,305,118
                                           ==========   ==========   ==========

   Actual shares of common stock outstanding at December 31, 1996 were 13,258,091.


   NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, SFAS No. 122, Accounting for Mortgage Servicing Rights and SFAS No. 123, Accounting for Stock-Based Compensation. These standards, including the proforma effect of SFAS No. 123, were not material to the Company's financial statements.

   In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement is required to be adopted by the Company in 1997 and only applies to the operations of L.J. Melody. Under SFAS No. 125, the Company will be required to recognize, at fair value, financial and servicing assets it has acquired control over and related liabilities it has incurred and amortize them over the period of estimated net servicing income or loss. Write-off of the asset is required when control is surrendered and of the liability when extinguished. The Company does not currently recognize the value of financial and servicing assets when loans are originated. The adoption of the new statement will result in the recognition of amortization cost along with income from servicing as services are performed and the recognition of gains or losses at the time servicing rights are sold. Management of the Company believes that the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

   RECLASSIFICATIONS

   Certain reclassifications, which do not have an effect on net income, have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996

3.      PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and consists of the following (in thousands):

                                                      December 31,
                                                  ---------------------
                                                    1996        1995
                                                  ---------   ---------
   Land........................................   $ 11,946    $ 11,843
   Buildings and improvements..................     23,977      26,553
   Furniture and equipment.....................     36,672      35,828
   Equipment under capital leases..............      9,617       7,916
                                                  --------    --------
                                                    82,212      82,140
   Accumulated depreciation and amortization...    (41,377)    (37,640)
                                                  --------    --------

         Property and equipment, net...........   $ 40,835    $ 44,500
                                                  ========    ========

   The Company capitalizes expenditures that materially increase the life of the related assets and charges the cost of maintenance and repairs to expense. Upon sale or retirement, the capitalized costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in operating income.

   Depreciation is computed primarily using the straight-line method over estimated useful lives ranging from 3 to 45 years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. Equipment under capital leases is depreciated over the related term of the leases.


4.  OTHER ASSETS

   Included in other assets at December 31, 1996, and 1995 are $2.7 million and $1.7 million, respectively, of investments in limited partnerships managed for a fee for institutional investors. The Company has a 1.0% general partnership interest in each of the limited partnerships which is accounted for under the equity method. Although the Company is the general partner of each limited partnership, it does not have majority control over investment decisions in any of the limited partnerships. Management fee income from the partnerships was approximately $7.6 million, $6.4 million and $4.8 million for the years ended December 31, 1996, 1995, and 1994, respectively. The limited partnerships' total assets were approximately $363.8 million and $405.9 million and total liabilities were approximately $72.6 million and $74.1 million as of December 31, 1996, and 1995, respectively. The partnerships' net income (loss) for the years ended December 31, 1996, 1995, and 1994 was approximately $11.7 million, $24.2 million and $(18.3) million, respectively.

   The general partner capital contributions for four of the partnerships are in the form of unsecured notes payable totaling approximately $2.9 million and $3.2 million at December 31, 1996, and 1995, respectively. (See Note 6)

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   Also included in other assets are investments in four unconsolidated commercial real estate broker subsidiaries as of December 31, 1996 and 1995:
25.0% interest in CB Commercial Real Estate Group Canada Inc.; 5.0% interest as of December 31, 1996 reduced from a 40.0% interest in CB Comercial de Mexico, S.A. de C.V. as of December 31, 1995; 19.0% interest in DTZ Leung Pte Ltd.; and 50.0% interest in CB Commercial/Hampshire L.L.C. Investments in and advances to
(from) unconsolidated subsidiaries are as follows (in thousands):

                                                      December 31,
                                                    ----------------
                                                     1996     1995
                                                    ------   -------

   CB Commercial Real Estate Group Canada Inc....   $1,743   $1,604
   CB Comercial de Mexico, S.A. de C.V...........        -     (294)
   DTZ Leung Pte Ltd.............................      210      210
   CB Commercial/Hampshire L.L.C.................       22       22

   Equity interest in earnings (losses) of the unconsolidated subsidiaries of $145,000, $180,000 and $(44,000) for the years ended December 31, 1996, 1995 and
1994, respectively, have been included in "Operating, administrative and other" on the Consolidated Statements of Operations.

   In addition, included in other assets were notes receivable aggregating $2.2 million and $5.0 million at December 31, 1996, and 1995, respectively. During the second quarter of 1996, payment in full on a 9.0% note totaling $2.7 million was received. The remaining 9.5% note has been reclassified to current and is secured by a first mortgage lien on hotel properties. Unpaid principal is due at maturity in July 1997.


5. EMPLOYEE BENEFIT PLANS

   OPTION PLANS. One million shares of common stock have been reserved for issuance under the CB Commercial Real Estate Services Group, Inc. 1990 Stock Option Plan. Options for 1,000,000 shares, at an exercise price of $10 per share, were granted pursuant to the plan and vest over one to four year periods, expiring at various dates through September 2001. Recent options for 40,000 shares were granted at a $20.00 exercise price. Options for 960,000 shares were outstanding as of December 31, 1996.

   A total of 600,000 shares of Common Stock have been reserved for issuance under the CB Commercial Real Estate Services Group, Inc. 1991 Service Providers Stock Option Plan to enable the Company to pay certain service providers with options to purchase shares of the Company's Common Stock instead of with cash. In a prior year, below market options were granted to certain directors in partial payment of director fees. All options vested at grant date and expire at various dates through November 2006. During 1996 and 1995, options to purchase 467 and 4,106 shares, respectively, of Common Stock were exercised. In November 1996, options to purchase 30,000 shares were granted to certain directors at $20.00 per share and vest over a three-year period. As of December 31, 1996 and 1995, options to purchase 66,140 and 36,607 shares of Common Stock were outstanding at $258,750 and $262,500, respectively.

   A total of 90,750 shares of Common Stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996 as part of the July 1996 acquisition of L.J. Melody. Options for all such shares have been issued at an exercise price of $10.00 per share and vest over a period of five years at the rate of five percent per quarter. Options for 90,750 shares of Common Stock were outstanding as of December 31, 1996.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   STOCK PURCHASE PLAN. The Company has a restricted stock purchase plan covering certain key employees including senior management. A total of 550,000 shares of Common Stock have been reserved for issuance under the 1996 Equity Incentive Plan of CB Commercial Real Estate Services Group, Inc. The shares may be issued to senior executives for a purchase price equal to the greater of $10.00 per share or fair market value. The purchase price for shares under this plan must be paid either in cash or by delivery of a full recourse promissory note. As of December 31, 1996, the Company has issued 510,906 shares of Common Stock to certain key employees at $10.00 per share The related promissory notes are also included in stockholders' equity (deficit).

   BONUSES. The Company has bonus programs covering certain key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $19.0 million, $10.2 million and $10.3 million for the years ended December 31, 1996, 1995, and 1994, respectively.

   CAPITAL ACCUMULATION PLAN (THE "CAP PLAN"). The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Under the Cap Plan, each participating employee may elect to defer a portion of his or her earnings and the Company may make additional contributions from the Company's current or accumulated net profits to the Cap Plan in such amounts as determined by the Board of Directors. The Company expensed, in connection with the Cap Plan, $1.9 million, $1.0 million and $1.0 million for the years ended December 31, 1996, 1995, and 1994, respectively. (See Note 8)

   DEFERRED COMPENSATION PLAN (THE "DCP"). In 1994, the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the year ended December 31, 1996, approximately $1.1 million (including interest) and $1.3 million has been deferred in cash and stock, respectively, all of which was charged to expense in 1996. The accumulated deferrals as of December 31, 1996, were approximately $2.0 million in cash (including interest) and $2.9 million in stock for a total of $4.9 million, all of which was charged to expense in the period of deferral.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


6.      LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                                           December 31,
                                                                                        -------------------
                                                                                          1996       1995
                                                                                        --------   --------
   Senior Term Loans, with variable interest rates based on
     LIBOR plus 2.5% (8.15625% and 7.0% weighted average
     at December 31, 1996, and 1995, respectively)
     Senior Term Loan due in quarterly installments of $2.625
        million commencing March 31, 1997, with the
        remaining balance due December 31, 2001......................................   $ 37,415   $130,021
     Mortgage Term Loan due in full March 31, 1999...................................     18,000     18,340
   Westmark Senior Notes, with interest at 12.0%, $0.283 million due
     January 2, 1997, $5.482 million due June 30, 1998, with the
     remaining balance due June 30, 2000.............................................     19,771     20,283
   L.J. Melody Senior Notes, with interest at 10.0%, due in quarterly installments
     of $0.375 million with final payment due July 1, 1998...........................      2,625          -
   Senior Subordinated Term Loan, with variable interest rates based on
     LIBOR plus 0.25% through December 31, 1996, LIBOR plus 1.25%
     during 1997 and 1998, LIBOR plus 2.0% during 1999, LIBOR plus
     3.0% during 2000 and LIBOR plus 4.0% during subsequent periods
     (5.90625% and 6.0% at December 31, 1996, and 1995, respectively)
     due in full on July 23, 2002....................................................     65,872     67,896
   Westmark Senior Subordinated Loan, with interest at 11.0%, due in quarterly installments of $0.5 million with final payment due
     July 31, 2001...................................................................      9,000     11,067
   Inventoried Property Loan, secured by inventoried property, with interest at short-term commercial paper borrowing rate plus 3.5% (9.0% and 9.37% at December 31, 1996, and 1995,
     respectively) due in full April 30, 2000........................................      7,470      7,470
   Equipment Loan, secured by computer equipment with interest at the prime rate plus 0.5% (8.75% and 9.25% at December 31, 1996 and
     1995, respectively), due in full December 1, 1998...............................        164        164
   L.J. Melody Contingent Note, with interest at 10%, due in quarterly
     installments of $0.056 million with final payment due July 1, 2001..............        667          -
   Unsecured Notes Payable, with fixed interest ranging from 6.0% to
     13.0% and variable interest at the higher of the Applicable
     Federal Rate or Consumer Price Index plus 6.0% (Note 4).........................      2,859      3,151
                                                                                        --------   --------
          Total......................................................................    163,843    258,392
          Less current maturities....................................................     15,314      8,250
                                                                                        --------   --------

                                                                                        $148,529   $250,142
                                                                                        ========   ========

   Annual aggregate maturities of long-term debt as of December 31, 1996 are as follows (in thousands): 1997 -$15,314; 1998 - $19,163; 1999 - $12,807; 2000 -
$34,198; 2001 - $14,582; and $67,779 thereafter.

   Of the net proceeds of the Offering, approximately $74.4 million was used to repay a portion of the indebtedness under the Senior Secured Credit Agreement and $5.0 million was used to pay accrued and unpaid interest on the indebtedness outstanding under the Senior Subordinated Credit Agreement.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   In connection with the Offering, the Company's senior secured lenders agreed to amend the terms of the Senior Secured Credit Agreement. As amended, the senior indebtedness bears interest at the rate of LIBOR plus 2.5%, all of which interest is payable currently, has a final maturity date of December 31, 2001 and provides for quarterly principal repayments of $2.625 million with a final payment of $5.5 million on December 31, 2001. (See Note 8)

   Also in connection with the Offering, the senior subordinated credit terms were amended. As amended, interest is payable on a current basis commencing January 1, 1997. The senior subordinated indebtedness bears interest at a rate of LIBOR plus 1.25% from January 1, 1997 through December 31, 1998, at LIBOR plus 2.0% during 1999, LIBOR plus 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% would be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. The senior subordinated indebtedness may be prepaid at any time without penalty and is due in full on July 23, 2002.

   The Company has two Senior Revolving Credit Lines of $20.0 million and $10.0 million expiring in December 2001. Commitment fees of 0.5% and 0.375%, respectively, per annum are payable quarterly in arrears on the unused portion of the lines. The $10.0 million Senior Revolving Credit Line can be used to fund acquisitions and bears interest at a rate equal to, at the Company's option, LIBOR plus 300 basis points or the prime rate plus 200 basis points payable quarterly. Quarterly principal payments are required but may be borrowed back in full until the line expires, at which time it must be repaid in full. As of December 31, 1996, there were no amounts outstanding under the lines. Up to $10.0 million of the Senior Revolving Credit Lines may be used to secure letters of credit. As of December 31, 1996, $3.4 million of letters of credit have been issued.

   Borrowings under the Senior Secured Credit Agreement are secured by substantially all of the personal and real property assets of the Company. Collectively these loans are guaranteed by CB Commercial and all the common stock of CB Commercial Real Estate Group, Inc. is pledged to secure the guarantee. Borrowings under the Senior Subordinated Credit Agreement are secured by a second priority lien on the common stock of CB Commercial Real Estate Group, Inc.

   The Senior Secured Credit Agreement contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The Company is in compliance with all covenants as of December 31, 1996.

   See Note 1 for indebtedness regarding the Westmark, Langdon Reider and L.J. Melody acquisitions.


7. COMMITMENTS AND CONTINGENCIES

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bargain County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. Included in the Company's December 31, 1996 financial statements is an accrual sufficient to reserve against any probable outcome in the case. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

   Future minimum rental commitments for noncancelable operating leases at December 31, 1996, are as follows (in thousands): 1997 - $21,320; 1998 - $19,726; 1999 - $17,244; 2000 - $14,657; 2001 - $11,360; and $23,960 thereafter.

   Future minimum lease commitments for noncancelable capital leases at December 31, 1996, are as follows (in thousands): 1997 - $2,809; 1998 - $1,145; 1999 -
$286; and $3 thereafter. The interest portion of these payments totals $472. Capital lease payments due within one year are classified as current liabilities.

   Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. Total rental expense under noncancelable operating leases was $18.1 million, $22.5 million and $21.3 million for the years ended December 31, 1996, 1995, and 1994, respectively.


8.      STOCKHOLDERS' EQUITY

   Stockholders' equity by class of stock at December 31, 1996, and 1995 is as follows:

                         Votes        Shares      Original Purchase
                          per         Shares         Issued and       Price of Shares
                         Share      Authorized       Outstanding        Outstanding
                       ---------   ------------   -----------------   ---------------

December 31, 1996
--------------------

Preferred stock:
 Series A-1.........           2      1,000,000           1,000,000      $ 10,000,000
 Series A-2.........           1      2,000,000           2,000,000        20,000,000
 Series A-3.........           -      1,000,000           1,000,000        10,000,000
                                   ------------         -----------      ------------
                                      4,000,000           4,000,000      $ 40,000,000
                                   ============         ===========      ============

Common Stock.........           1    100,000,000          13,258,091      $168,427,149
                                   ============         ===========      ============


December 31, 1995
--------------------

Preferred stock:
 Series A-1..........          2      2,000,000           1,000,000      $ 10,000,000
 Series A-2..........          1      4,000,000           2,000,000        20,000,000
 Series A-3..........          -      2,000,000           1,000,000        10,000,000
                                   ------------         -----------      ------------
                                      8,000,000           4,000,000      $ 40,000,000
                                   ============         ===========      ============
Common stock:
 Class B-1..........          1      4,000,000           1,854,106      $ 18,532,892
 Class B-2..........          1     12,000,000           5,836,142        55,483,519
 Class C-1..........          -      1,600,000             800,000             8,000
 Class C-R..........          -      1,600,000             800,000             8,000
 Class J............          -              2                   2                 -
                                   ------------         -----------      ------------
                                     19,200,002           9,290,250      $ 74,032,411
                                   ============         ===========      ============

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   On November 25, 1996 the Company provided liquidity to its common stockholders by publicly registering its common stock and raised additional capital in the Offering. The Company issued 4,347,000 shares of common stock in the Offering at $20.00 per share. The proceeds from the Offering totalled $79.5 million, net of a $6.1 million underwriters' discount and $1.4 million in estimated offering expenses, all of which has been recorded to equity. The proceeds were used to repay $74.4 million and $5.0 million of the Company's senior secured and subordinated indebtedness, respectively. The Company recapitalized its various classes of stock in conjunction with the Offering. The following summarizes the terms of the recapitalization:

 .  Class B-1 and B-2 common stock of the Company was converted into Common
   Stock on a one-for-one basis;

 . Class C-1 common stock of the Company was converted into Common Stock at a conversion ratio based on the greater of the Offering price per share and $22.00, which resulted in the issuance of 436,362 shares of Common Stock;

 . The Company acquired all issued and outstanding shares of the Class C-R and Class J common stock at $.01 per share;

 . The Preferred Stock became convertible into Common Stock at the holder's option at a ratio based upon the per share market price of the Common Stock, ranging from .60 shares of Common Stock per share of Preferred Stock at a market price of $30.00 or more per share of Common Stock to .78 shares of Common Stock per share of Preferred Stock at a market price of $10.00 to $21.99 per share of Common Stock. No conversion of the Preferred Stock is permitted when the market price of the Common Stock is below $10.00 per share.

   Effective October 1996, a $1.00 per share annual dividend on the Company's Preferred Stock was reinstated. The $0.25 per share quarterly dividend on the Company's Preferred Stock has accrued from October 1, 1996, and will result, if and when paid, in a cash outlay of $1.0 million per quarter. The Company currently expects to pay dividends on the Preferred Stock out of working capital generated from operating cash flow after it has completed its acquisition program. The Company has elected to defer payment of the accumulated dividend and utilize available cash to finance future acquisitions. As a consequence, such dividends will accumulate and bear interest which will be paid on a quarterly basis and the Company will be prohibited from voluntarily repaying long-term debt until such accumulated dividend has been paid in full. In the event the preferred dividend is not declared and paid within one year after the last day of the quarter to which it relates, it will bear annual interest compounding at either (i) a fixed rate of 8% annually or (ii) an annual rate equal to the six-month rate offered to The Sumitomo Bank, Limited in the London interbank market, for amounts comparable to the amount of any unpaid dividend, plus 2.5%. As of December 31, 1996, dividends payable were $1,000,000.

   Extraordinary distributions to stockholders, if any, and any proceeds available to stockholders from any sale of all or substantially all of the Company's assets, or a merger or liquidation of the Company, will be applied first to pay accumulated but unpaid preference dividends, should they exist, and thereafter to the return of $10.00 per share to all stockholders on a pro rata basis, regardless of class or series. After payment in full of $10.00 per share, additional distributions, if any, will be made on a share-for-share basis, but each share of preferred stock will be counted as 60.0% of a share of Common Stock.

   The Company's Class J common stock did not participate in any dividends or liquidation proceeds and had no voting rights except for the nomination and election of Class J Directors or as required by law.

   The Class C-1 and C-R common shares were non-voting (other than as required by law) and upon liquidation had the right to share in the return of the first $10.00 of capital to stockholders only to the extent of their par value of $.01 per share but participated fully in proceeds in excess of $10.00 per share and in all dividends declared on common stock.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   In 1996, the Company issued 4,347,000 shares of Common Stock in the Offering, 510,906 shares to certain key employees in connection with the 1996 Equity Incentive Plan, 125,389 shares with a stated value of approximately $1.0 million to the Cap Plan for the year ended December 31, 1995, 8,501 shares to sales professionals who elected to receive a portion of their annual premium on earnings payments in stock rather than cash, 129,216 shares in connection with the DCP (including bonuses deferred in stock) and 10,467 shares in connection with stock option plans. Additionally, the Company repurchased 800,000 shares of Class C-R common stock and 2 shares of Class J common stock and converted 800,000 shares of Class C-1 shares to 436,362 shares of Common Stock. In 1995, the Company issued 159,432 shares of its Class B-2 common stock to the Cap Plan in connection with the profit sharing contribution, 33,636 shares to sales professionals who elected to receive a portion of their annual premium on earnings payments in stock rather than cash and 162,839 shares in connection with the DCP, for a total of 355,907 Class B-2 common shares issued in 1995. (See Note 5)


9. INCOME TAXES

   The regular federal tax return loss carryforward is $184.3 million as of December 31, 1996, expiring in the years 2005 through 2008 as follows: $55.4 million--2005; $76.2 million--2006; $38.0 million--2007; and $14.7 million--
2008. The unexpired loss carryforward for federal alternative tax purposes is $177.0 million as of December 31, 1996 primarily due to depreciation differences. Use of the federal alternative tax loss carryforward is limited to the lesser of 90.0% of the year's alternative minimum taxable income or the remaining alternative minimum tax loss carryforward. The current federal tax includes alternative minimum tax paid, for which credit carryforwards are available, totaling $0.8 million as of December 31, 1996. Loss carryforwards for state income tax purposes expire in various states beginning in 1996.

   The tax provision for the years ended December 31, 1996, 1995 and 1994 consisted of the following (in thousands):

                                              Year Ended December 31,
                                          -------------------------------
                                            1996        1995       1994
                                          ---------   --------   --------

Federal:
   Current.............................   $    730    $   503    $    47
   Deferred tax........................      9,522      1,231     (3,563)
   Reduction of valuation allowances...    (55,900)    (1,231)     3,563
                                          --------    -------    -------
                                           (45,648)       503         47
State:
   Current.............................        658        338        105
   Deferred............................        250        209       (773)
   Reduction of valuation allowances...          -       (209)       773
                                          --------    -------    -------
                                               908        338        105
                                          --------    -------    -------
                                          $(44,740)   $   841    $   152
                                          ========    =======    =======

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to the Company's effective tax rate on income from operations:

                                                    Year Ended December 31,
                                                   --------------------------
                                                     1996      1995     1994
                                                   --------   ------   ------

   Federal statutory tax rate...................        35%      34%      35%
   Permanent differences, including goodwill,
     meals and entertainment....................         5       14        9
   State taxes, net of federal benefit..........         4        3        6
   Utilization of previously unrecognized net
     operating losses...........................         -      (41)     (48)
   Reduction of valuation allowances............      (217)       -        -
                                                     -----     ----     ----

   Effective tax rate...........................     (173)%      10%       2%
                                                     =====     ====     ====

   Beginning in 1992, the Company implemented SFAS No. 109, the modified liability method of accounting for income taxes. Until the third quarter of 1996, the resulting net deferred tax asset had been fully reserved except for utilization against earnings as realized. Such asset was being recognized to the extent of the tax effect of current taxable earnings. Cumulative tax effects of temporary differences are shown below as of December 31, 1996, and 1995 (in thousands):

                                                                      Year Ended December 31,
                                                                     -------------------------
                                                                         1996          1995
                                                                     ------------   ----------
   Asset (Liability)
   ----------------
   Property and equipment.........................................      $  1,952     $  1,289
   Reserves for bad debts, building write down,
     legal expenses...............................................         6,386        3,860
   Intangible amortization........................................         1,060        1,213
   Bonus, unexercised restricted stock, deferred
     compensation.................................................         2,907        1,901
   Partnership income.............................................           584          608
   Debt modification..............................................         1,871        1,549
   Net operating loss and alternative minimum tax carryforwards...        65,257       77,600
                                                                        --------     --------

     Total deferred tax assets....................................        80,017       88,020

   Unconsolidated affiliates......................................          (218)        (218)
   Acquisitions...................................................        (1,435)           -
   All other, net.................................................          (582)        (273)
                                                                        --------     --------
     Total deferred tax liabilities...............................        (2,235)        (491)
                                                                        --------     --------
   Net deferred tax asset before valuation allowances.............        77,782       87,529
   Valuation allowances...........................................       (26,379)     (87,529)
                                                                        --------     --------
     Net deferred tax asset.......................................      $ 51,403     $      -
                                                                        ========     ========

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


   Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time. As of September 30, 1996, the Company had experienced continuing profitability due to a variety of reasons, including the strength of the commercial real estate markets. In addition, the Company had operated Westmark for one full year since acquiring Westmark in June 1995, and as a result had concluded that Westmark should make a positive contribution to the Company's consolidated taxable income. Finally, the acquisition of L.J. Melody in July 1996 is expected to make a positive contribution to the Company's consolidated taxable income. As a result of these factors, during the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996, the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the year ended December 31, 1996, an $11.2 million provision for income taxes has been recorded without regard to the income tax benefit resulting from the reduction of the valuation allowance. Net income for the year ended December 31, 1996 was $70.5 million, which includes the current year provision of $11.2 million offset by the cumulative year-to-date tax benefit of $55.9 million or a net benefit for income tax of $44.7 million.

   The ability of the Company to utilize NOLs may also be limited in the future if an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, were deemed to occur. Such an ownership change may be deemed to occur if the Company engages in certain transactions involving the issuance of shares of Common Stock, including the issuance of shares of Common Stock in connection with an acquisition or otherwise or by reason of a sale of capital stock by an existing shareholder. If an ownership change were to occur, Section 382 would impose an annual limit on the amount of NOLs the Company could utilize. The Offering and Recapitalization did not result in an ownership change. An ownership change may not be within the control of the Company, however, and therefore there is no assurance that an ownership change will not occur in the future. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset income.


10.  FIDUCIARY FUNDS

   The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $96.7 million and $28.4 million at December 31, 1996, and 1995, respectively.


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   NOTES RECEIVABLE. The Company has determined that it is not practicable to estimate the fair value of the notes receivable due to the cost involved in developing the information as such notes are not publicly traded.

   LONG-TERM DEBT. The Senior Term Loans, the Senior Subordinated Term Loan, the Senior Revolving Credit Lines, the Westmark and Melody Senior Notes, the Westmark Senior Subordinated Loan, and the Melody Contingent Note, including their respective maturities, are discussed in Note 6. Estimated fair values for these liabilities are not presented because the Company believes that the unique circumstances that include the Company's leverage, the terms of its loans, the timing of the interest and principal payments, the relative priorities of the senior and subordinated indebtedness and other terms and conditions associated with these loans require the expertise of an investment banker

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


to determine the fair values. The Company does not consider it practicable to incur the excessive costs to engage an investment banker to perform a fair value analysis of these liabilities.

   The effective interest rates associated with these loans at December 31, 1996 were not materially different from the stated value.

   The fair value of the Inventoried Property Loan discussed in Note 6 is not materially different from the carrying value of the debt.

   The Unsecured Notes Payable discussed in Note 6, which represent the Company's share of unfunded equity participation, are not considered financial instruments.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


12.  INDUSTRY SEGMENTS

   The Company operates in two business segments--Property and User Services and Investor Services. Property and User Services including brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management and real estate market research. Investor Services includes mortgage banking (loan origination and servicing), investment management and advisory services, and valuation and appraisal services.

                                                 Year Ended December 31,
                                              ------------------------------
                                                1996       1995       1994
                                              --------   --------   --------
                                                  (Dollars in thousands)
Revenue
   Property and User Services..............   $513,071   $422,833   $400,250
   Investor Services.......................     69,997     45,627     28,738
                                              --------   --------   --------
                                              $583,068   $468,460   $428,988
                                              ========   ========   ========

Operating income
   Property and User Services..............   $ 40,102   $ 26,142   $ 25,118
   Investor Services.......................      8,327      3,701        460
                                              --------   --------   --------
                                                48,429     29,843     25,578
Interest income............................      1,503      1,674      1,109
Interest expense...........................     24,123     23,267     17,362
                                              --------   --------   --------
Income before provision for income taxes...   $ 25,809   $  8,250   $  9,325
                                              ========   ========   ========

Depreciation and amortization
   Property and User Services..............   $  9,142   $  8,889   $  7,485
   Investor Services.......................      4,432      2,742        606
                                              --------   --------   --------
                                              $ 13,574   $ 11,631   $  8,091
                                              ========   ========   ========

Capital expenditures (purchases)
   Property and User Services..............   $  2,784   $  1,987   $  3,984
   Investor Services.......................        218        156        266
                                              --------   --------   --------
                                              $  3,002   $  2,143   $  4,250
                                              ========   ========   ========

                                                          As of December 31,
                                                         -------------------
                                                           1996       1995
                                                         --------   --------
Identifiable assets
   Property and User Services..............              $ 88,116   $ 85,182
   Investor Services.......................                73,971     58,800
   Corporate...............................               116,857     46,972
                                                         --------   --------
                                                         $278,944   $190,954
                                                         ========   ========

   Identifiable assets by industry segment are those assets used in the Company operations in each segment. Corporate identified assets are principally made up of cash and cash equivalents, inventoried property, general prepaids and deferred taxes.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1996


13.  SUBSEQUENT EVENT

   On March 18, 1997 the Company announced that it had signed a non-binding letter of intent to merge with Koll Real Estate Services, Inc. ("Koll") in a tax-free reorganization to be accounted for as a purchase. The Company has agreed to issue 0.85 shares of its common stock for each share of Koll common stock, which will result in the issuance of approximately 6.0 million shares. The merger is subject to execution of a definitive agreement and the approval of stockholders of both companies as well as regulatory approval.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            (Dollars in thousands)


                                                                                     December 31,
                                                                                    --------------
                                                                                   1996       1995
                                                                                 --------   ---------
BALANCE SHEET
-------------

Advances to CB Commercial Real Estate Group, Inc.............                    $124,274    $ 42,918
Investment in CB Commercial Real Estate Group, Inc. and
 subsidiaries................................................                      62,124      62,124
                                                                                 --------    --------
   Total assets..............................................                    $186,398    $105,042
                                                                                 ========    ========
Dividends Payable............................................                    $  1,000           -
Stockholders' Equity.........................................                     185,398     105,042
                                                                                 --------    --------
   Total Liabilities and Stockholders' Equity................                    $186,398    $105,042
                                                                                 ========    ========


                                                                          Year Ended December 31,
                                                                    ---------------------------------
                                                                        1996         1995        1994
                                                                    --------    ---------    --------
INCOME STATEMENT
----------------

Expenses - other.............................................       $      -        $  39       $ (45)
Provision for income tax.....................................            735           51           -
                                                                    --------    ---------    --------
   Net income (loss).........................................       $   (735)       $ (90)      $  45
                                                                    ========    =========    ========



                                                                                 Year Ended December 31,
                                                                         --------------------------------------
                                                                             1996         1995         1994
                                                                         --------    ---------    -------------
STATEMENT OF CASH FLOWS
-----------------------

Net income (loss)............................................            $   (735)       $ (90)           $  45
Adjustments to reconcile net income (loss) to
   net cash used in operating activities.....................                   -            -                -
              Advances to CB Commercial......................                 735           90              (45)
                                                                         --------    ---------    -------------
     Net cash provided by operating activities...............                   -            -                -

Cash flows from investing activities.........................                   -            -                -

Cash flows from financing activities.........................                   -            -                -

Net change in cash and cash equivalents......................                   -            -                -

Cash and cash equivalents, at beginning of period............                   -            -                -
                                                                         --------    ---------    -------------
Cash and cash equivalents, at end of period..................            $      -        $   -            $   -
                                                                         ========    =========    =============

NOTES TO CONDENSED FINANCIAL INFORMATION
----------------------------------------

Note 1 -  In connection with the Acquisition, the Company, together with all
------
          other CB Commercial subsidiaries, has guaranteed any and all obligations of CB Commercial Real Estate Group, Inc.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                            (Dollars in thousands)


                                Reserve for    Allowance
                                  Employee      for Bad      Legal
                                   Loans         Debts      Reserve
                                ------------   ----------   --------
Balance, December 31, 1993...        $1,768      $ 4,538    $ 2,609
   Charges to expense........             -        1,096      1,250
   Write-offs................           (23)      (1,090)      (404)
                                     ------      -------    -------

Balance, December 31, 1994...         1,745        4,544      3,455
   Charges to expense........             -          346          -
   Write-offs................          (210)        (490)         -
                                     ------      -------    -------

Balance, December 31, 1995...        $1,535      $ 4,400    $ 3,455
   Charges to expense........           600        1,257      7,686
   Write-offs................          (425)      (1,234)    (1,820)
                                     ------      -------    -------

Balance, December 31, 1996...        $1,710      $ 4,423    $ 9,321
                                     ======      =======    =======


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                EXHIBIT XI - COMPUTATION OF EARNINGS PER SHARE
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (Dollars in thousands except per share data)


                                                                  1996          1995          1994
                                                              ------------   -----------   -----------
PRIMARY EARNINGS PER SHARE
--------------------------
Applicable to common shares:
 Net income................................................   $    70,549    $     7,409   $     9,173
   Preferred dividends.....................................        (1,000)             -             -
                                                              -----------    -----------   -----------

   Net income applicable to common stock...................   $    69,549    $     7,409   $     9,173
                                                              ===========    ===========   ===========

Weighted average common stock outstanding at end of
 period....................................................    13,595,820     13,128,296    12,892,839
Weighted average common stock equivalents outstanding
 at end of period..........................................        61,443         40,679        40,713
Issuance of promotional shares.............................       188,062        371,566       371,566

Weighted average shares outstanding for primary earnings
 per share.................................................    13,845,325     13,540,541    13,305,118
                                                              ===========    ===========   ===========

   Primary earnings per share..............................         $5.02          $0.55   $      0.69
                                                              ===========    ===========   ===========

FULLY DILUTED EARNINGS PER SHARE
--------------------------------
Net income.................................................   $    70,549    $     7,409   $     9,173
                                                              ===========    ===========   ===========

Weighted average common stock outstanding at end
 of period.................................................    13,595,820     13,128,296    12,892,839
Weighted average common stock equivalents outstanding
 at end of period..........................................       119,103         40,679        40,713
Issuance of promotional shares.............................       188,062        371,566       371,566
Effect of assumed conversions and exercises
 Dilutive effect of assumed conversion of preferred
   stock (a)...............................................       281,311              -             -
                                                              -----------    -----------   -----------

Weighted average shares outstanding for fully diluted
 earnings per share........................................    14,184,296     13,540,541    13,305,118
                                                              ===========    ===========   ===========

   Fully diluted earnings per share........................         $4.97          $0.55   $      0.69
                                                              ===========    ===========   ===========

   (a) Convertible securities are not considered in the calculations if the effect of the conversion is anti-dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


  None


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  The following is a description of the positions with the Company presently held by and the business experience for the past five years for each Director of the Company.

  Stanton D. Anderson, age 56. Mr. Anderson has been a Director of the Company since 1989. In 1995, he became counsel to the law firm of McDermott, Will & Emery. Prior to 1995, Mr. Anderson was founding partner in the law firm of Anderson, Hibey & Blair. He is also a founder of Global USA, Inc., an international consulting company, where he serves as Chairman. He served as Deputy Director of the Republican Convention in 1980, 1984 and 1988, as counsel to the Reagan-Bush Campaign in 1980 and as a Director of the 1980 Presidential Transition. Mr. Anderson serves on the Board of Directors of International Management & Development Group, Ltd. Mr. Anderson holds a B.A. degree from Westmont College and a J.D. degree from Willamette University School of Law.

  Gary J. Beban, age 50. Mr. Beban has been the President of the Company since May 1995 and a Director since 1989. He joined the Company's Los Angeles office in 1970 as an industrial and investment properties specialist and thereafter served in several management positions in Chicago. Mr. Beban has also been the President of CB Commercial Brokerage Services since 1987. He is a member of the Industrial Development Research Council and the National Realty Committee. Mr. Beban serves on the Board of Directors of The First American Financial Corporation and its wholly-owned subsidiary, First American Title Insurance, Inc. Mr. Beban holds a B.A. degree from the University of California, Los Angeles.

  Richard C. Blum, age 61. Mr. Blum has been a Director of the Company since 1993. He is the Chairman and President of Richard C. Blum & Associates, Inc., a merchant banking firm he founded in 1975. Mr. Blum is a member of the Board of Directors of National Education Corporation; Sumitomo Bank of California; Northwest Airlines Corporation; and URS Corporation. Mr. Blum also serves as Vice Chairman of URS Corporation. Mr. Blum holds a B.A. from the University of California, Berkeley, a graduate degree from the University of Vienna and an M.B.A. degree from the University of California, Berkeley.

  Richard C. Clotfelter, age 59. Mr. Clotfelter was elected Chairman and President, Westmark Realty Advisors, an indirect wholly-owned subsidiary of the Company, in 1995, and has been a Director of the Company since 1993. Mr. Clotfelter joined the Company in 1993 as President-Capital Markets, Asset Valuation and Management Activities. From April 1977 through January 1993, he was President of Prescott, Inc., a real estate development and management company. Mr. Clotfelter is on the Board of Directors of The Commerce Bancorporation. Mr. Clotfelter is also a member of the Urban Land Institute, serving on its Urban Development/Mixed Used Council. Mr. Clotfelter holds a B.A. degree from Stanford University.

  Daniel A. D'Aniello, age 50. Mr. D'Aniello has been a Director of the Company since 1989. He has served as Managing Director of The Carlyle Group, a merchant banking firm, since May 1987. From August 1986 through April 1987, Mr. D'Aniello was Vice President-Finance and Development of Marriott Inflite Services, Inc., a subsidiary of Marriott Corp. Mr. D'Aniello is Chairman of the Board of Directors of GTS Duratek, Inc. and also serves on the Board of Directors of International Technology Corporation. Mr. D'Aniello holds a B.S. degree from Syracuse University and an M.B.A. from the Harvard University Graduate School of Business.

  James J. Didion, age 57. Mr. Didion has been Chairman and Chief Executive Officer of CB Commercial since January 1987 and a Director since the Company's incorporation. Previously, he served as President of CB

Commercial Real Estate Group, Inc. following a career of almost 24 years in sales and management positions in the commercial brokerage operations of CB Commercial Real Estate Group, Inc. Mr. Didion is a member and current trustee of the Urban Land Institute. He is also a member of the National Realty Committee and was Chairman of the National Realty Committee from 1993 through 1996. Mr. Didion holds an A.B. degree from the University of California, Berkeley and serves on the University's Advisory Board for the Haas School of Business.

  Hiroaki Hoshino, age 55. Mr. Hoshino has been a Director of the Company since 1992. Previously, he served as Senior Vice President, Treasurer and Chief Financial Officer of Kajima International, Inc. from April 1987 to March 1990 and as Senior Vice President and Chief Financial Officer of that company from April 1990 to March 1991. From April 1991 to March 1993, he served as Executive Vice President and Chief Financial Officer of Kajima International Inc. Since April 1991, he has served as the Chief Financial Officer and since April 1993 he has been Executive Vice President and Chief Financial Officer of Kajima U.S.A., Inc. From September 1992 to April 1996, he was Executive Vice President, Chief Financial Officer and Director of Kajima Capital of America, Inc. Since April 1996 he has been President, Chief Executive Officer and Chief Financial Officer of Kajima Capital of America, Inc. Mr. Hoshino holds a B.A. degree from Gakushuin University.

  George J. Kallis, age 54. Mr. Kallis has been the Company's Senior Executive Vice President-Brokerage Western U.S. since 1992 and a Director of the Company since 1995. Prior to that time, he served as Executive Vice President from 1991 to 1992 and as Senior Vice President and Regional Manager-Brokerage from 1988 to 1991. Mr. Kallis joined the Company in 1977. Mr. Kallis is a member of the International Council of Shopping Centers and the Urban Land Institute and is on the Board of Directors of the Los Angeles County Economic Development Council. Mr. Kallis holds a B.S. degree in Business Administration from the University of Maryland.

  Takayuki Kohri, age 45. Mr. Kohri has been a Director of the Company since 1989. Previously, he was Assistant Manager of Sumitomo Real Estate Sales in Japan from 1984 to August 1988. From August 1988 to July 1993, he was an Executive Vice President of Sumitomo Real Estate Sales L.A., Inc. Since July 1993, he has been Deputy Manager of Sumitomo Real Estate Sales Japan, a real estate sales and development firm. Mr. Kohri holds a B.A. degree in Economics from Keio University.

  Paul C. Leach, age 51. Mr. Leach has been a Director of the Company since August 1996. Since its founding in 1991, Mr. Leach has served as president of Paul Leach & Company, a private investment banking firm in San Francisco that specializes in international and domestic acquisitions and investments. He has been Managing Director of The Lone Cypress Company, the owner of Pebble Beach Company, since 1992 and Managing Director of Rancho Cielo Company, a developer in Rancho Santa Fe, California, since 1993. From 1988 through 1991, Mr. Leach was a senior manager and partner in the international merger and acquisition group at Deloitte & Touche. Prior to 1988, he held several positions in San Francisco, including serving as a partner with both Osterweis Capital Management and Centennial Petroleum Company and manager of corporate development for Natomas Company. From 1975 through 1977, Mr. Leach served as associate director of the Domestic Council Staff at the White House during the Ford Administration. Mr. Leach holds an A.B. degree from Dartmouth College and M.B.A. and J.D. degrees from Stanford Graduate School of Business and Stanford Law School, respectively.

  Frederic V. Malek, age 60. Mr. Malek has been a Director of the Company since 1989. He has served as Chairman of Thayer Capital Partners, a merchant banking firm he founded, since 1993. He was President of Marriott Hotels and Resorts from 1981 through 1988 and was Executive Vice President of Marriott Corp. from 1978 through 1988. He was Senior Advisor to The Carlyle Group, a merchant banking firm, from November 1988 through December 1991. From September 1989 through June 1990, he was President of Northwest Airlines and from June 1990 until December 1991 he served as Vice Chairman of Northwest Airlines. From December 1991 through November 1992, Mr. Malek served as Campaign Manager for the 1992 Bush/Quayle presidential campaign. He also serves on the Board of Directors of American Management Systems, Inc.; Automatic Data Processing Corp.; Choice Hotels International, Inc.; FPL Group, Inc.; Manor Care, Inc.; National Educational Corp.; Northwest Airlines Corporation; and Paine Webber Funds. Mr. Malek holds a B.S. degree from the United States Military Academy at West Point and an M.B.A. degree from the Harvard University Graduate School of Business.

  Lawrence J. Melody, age 59. Mr. Melody has served as a Director since August 1996. He is also President of L.J. Melody & Company, an indirect wholly-owned subsidiary of the Company since July 1996, which he founded in February 1978. He is a member of the International Council of Shopping Centers, the Urban Land Institute (a member of the Multifamily Council), the Pension Real Estate Association, the National Association of

Industrial and Office Parks, the National Multi Housing Council, as well as other professional organizations. He is a member of the Board of Governors of the Mortgage Bankers Association of America and past President and Director of the Texas Mortgage Bankers Association, which awarded him their Distinguished Service Award in 1995. Mr. Melody holds a B.A. degree from the University of Notre Dame.

  Jeffrey S. Morgan, age 42. Mr. Morgan has been a Senior Vice President of the Company since 1991 and a Director of the Company since 1995. He joined the Company in 1978 and is a specialist in industrial properties. He has been named to the Company's Colbert Coldwell Circle (representing the top three percent of the Company's sales force) for five of the last ten years. In 1994 he was awarded the William H. McCarthy Award, the highest honor awarded producing professionals within the Company. Mr. Morgan holds a B.S. degree in Marketing from California State University (Northridge).

  Peter V. Ueberroth, age 59. Mr. Ueberroth has been a Director of the Company since 1989. Since 1989, he has been an investor and Managing Director of Contrarian Group, Inc., a business management company. From 1984 through 1989, he was the Commissioner of Major League Baseball in the United States. Mr. Ueberroth is a member of the Board of Directors of The Coca Cola Company; Ambassadors International, Inc.; Candlewood Hotel Company, Inc.; Doubletree Hotels Corp; and Transamerica Corporation.

  Gary L. Wilson, age 57. Mr. Wilson has been a Director of the Company since 1989. Since 1991, he has been Co-Chairman of Northwest Airlines, Inc., Northwest Airlines Corporation and NWA, Inc. From 1985 until January 1990, Mr. Wilson was an Executive Vice President and Chief Financial Officer and Director for The Walt Disney Company and remains a Director of The Walt Disney Company. Mr. Wilson also serves on the Board of Directors of On Command Corporation and Veritas Holdings GmbH. From 1974 until 1985, he was Executive Vice President and Chief Financial Officer of Marriott Corporation. Mr. Wilson holds a B.A. degree from Duke University and an M.B.A. from the Wharton Graduate School of Business and Commerce at the University of Pennsylvania.

  Frank C. Carlucci and Richard A. Pogue have resigned as directors of the Company.

EXECUTIVE OFFICERS

  The following persons are executive officers in addition to the executive officers included above under "Directors." All executive officers hold their office at the pleasure of the Board of Directors.

  David A. Davidson, age 62. Mr. Davidson has been Senior Executive Vice President, Chief Financial Officer and Treasurer of the Company since November 1992. Mr. Davidson has announced his plans to retire and will leave the Company after a transition period following the employment of the Company's new chief financial officer. From February 1991 to November 1992, he served as Executive Vice President and from July 1990 to February 1991 was Senior Vice President. Mr. Davidson joined the Company as Vice President, Treasurer and Assistant Secretary in June 1989. During 1987 and 1988 he was Executive Vice President and Chief Operating Officer of Nationwide Health Properties, a real estate investment trust. Subsequently, he served as Executive Vice President of Corporation Operations and Chief Financial Officer for Voluntary Hospitals of America, an alliance of not-for-profit hospitals located in Dallas, Texas. From 1981 to 1987, Mr. Davidson was Vice President, Treasurer of Beverly Enterprises, a provider of health care services. Mr. Davidson holds a B.S. degree and a Masters of Accountancy degree from Brigham Young University.

  Thaddeus W. Jones, age 54. Mr. Jones has been Senior Executive Vice President of the Company and Senior Executive Director of CBC/Madison Advisory Group since 1994, after having served as Executive Director-CBC/Madison Advisory Group from 1992 to 1994. From 1986 to 1992, Mr. Jones was President of CB Commercial Realty Advisors and from 1984 to 1986 he was a Senior Vice President, after having served in various management positions in the Company's brokerage business. Mr. Jones rejoined CB Commercial in 1982 after leaving in 1979. Mr. Jones holds a B.S. degree from the University of California, Los Angeles.

  Charles O. McBride, age 55. Mr. McBride has been Senior Executive Vice President of the Company and Chief Operating Officer-Property Management Services since April 1991. He joined the Company in 1989 as Executive Vice President/Chief Operating Officer-Property Management Services. Mr. McBride was a senior officer with PM Realty Corp, a national real estate management and services company, from 1971 to 1989, serving as Executive Vice President from 1981 to 1989. Mr. McBride holds a B.A. degree from the University of Texas.

  Ronald J. Platisha, age 50. Mr. Platisha has been the Company's Executive Vice President and Principal Accounting Officer since 1992. Mr. Platisha was promoted to Senior Vice President in 1991, after service as First Vice President and Controller from 1982 to 1991. Mr. Platisha joined the Company in 1976. Mr. Platisha holds a B.S. degree from California State University (Long Beach).

  Kenneth D. Sandstad, age 50. Mr. Sandstad has been the Company's Senior Executive Vice President-Brokerage Eastern U.S. since 1991. He has also held the following positions with the Company: Institutional Services Manager from 1994 to 1996, Division Manager (Central Division) from 1990 to 1994 and Regional Manager (South Central) from 1985 to 1990. Mr. Sandstad was also a Director of the Company from 1992 to 1994. Mr. Sandstad joined the Company in 1974, beginning at the Minneapolis office in the brokerage division. He holds a B.S. degree from St. Olaf College and a J.D. degree from the University of Minnesota.

  Walter V. Stafford, age 56. Mr. Stafford has served as Senior Executive Vice President and General Counsel of the Company since 1995. Mr. Stafford was a partner at the law firm Pillsbury Madison & Sutro LLP from 1988 to 1995 and from 1973 to 1982. From 1982 to 1988 he was Senior Vice President and General Counsel at Diasonics, Inc., a medical device manufacturer, and from 1982 to 1994 he was a director of that company. Mr. Stafford holds a B.A. degree from the University of California, Berkeley and an L.L.B. degree from Boalt Hall.

  John L. Stanfill, age 55. Mr. Stanfill is President of CB Commercial Investment Properties. Previously, he was Managing Director-Special Investments, a position he was appointed to when he rejoined the Company in 1990 after founding a real estate investment banking firm in 1979. From 1976 to 1979, Mr. Stanfill served as Vice President of Investment Marketing of the Company. He originally joined the Company in 1971. Mr. Stanfill holds a B.A. in English Literature from the University of California, Los Angeles.

  On April 1, 1997, John C. Haeckel, 38, will join the Company as Chief Financial Officer and Senior Executive Vice President. Since 1996, Mr. Haeckel has been President of Perdix Group, LLC, a management consulting firm that he founded. From 1993 to 1995, he was Chief Financial Officer and from 1994 to 1995 he was Executive Vice President of Broadway Stores, Inc. From 1987 to 1994 he was a General Partner and from 1984 to 1986 he was an Associate with Chilmark Partners, a merchant banking firm. Mr. Haeckel holds a B.A. degree and a Masters of Business and Public Management degree from Rice University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (the "Commission") thereunder require the Company's executive officers and directors to file reports of ownership and changes in ownership of the Company's securities with the Commission and to furnish the Company with copies of all such reports they file. Based on its review of such reports received by it and written representations from certain reporting persons, the Company believes that during 1996 all filing requirements applicable to its executive officers and directors were met except as follows.
A Statement of Changes in Beneficial Ownership on Form 4 reporting a transfer of shares of the Company's Common Stock by Mr. Kallis to his former spouse was inadvertently filed late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation of the Company's chief executive officer and the Company's four most highly compensated executive officers for the three years ended December 31, 1996.

                                                            Annual Compensation                     Long Term Compensation
                                                    ------------------------------------   -----------------------------------------

                                                                                Other                      Securities
                                                                                Annual      Restricted     Underlying    All Other
                                                                               Compen-         Stock         Stock        Compen-
Name and Principal Position              Year        Salary      Bonus(1)     sation(2)       Awards        Options      sation(3)
----------------------------------   ------------   ---------   -----------   ----------   -------------   ----------   ------------

James J. Didion                           1996      $400,000      $574,678      $   ---             (4)           ---      $1,262
Chairman of the Board                     1995       390,000       279,160       51,212             ---           ---       1,520
and Chief Executive Officer               1994       390,000       300,000       82,005             ---           ---       1,105


Gary J. Beban                             1996      $325,000      $503,156          ---             (4)           ---       1,262
President                                 1995       300,000       190,527          ---             ---           ---       1,520
                                          1994       300,000       236,118          ---             ---        10,000         273

Walter V. Stafford                        1996      $300,000      $359,798          ---             (4)           ---         ---
Senior Executive Vice                     1995(5)    114,646       116,998          ---         167,000(6)        ---         ---
President and General Counsel             1994           ---           ---          ---             ---           ---         ---

Thaddeus W. Jones                         1996      $210,000      $309,826          ---             ---           ---         ---
Senior Executive Vice President           1995       210,000       173,079          ---             ---           ---         ---
 Senior Executive Director-               1994       210,000       177,259          ---             ---        20,000         ---
CBC/Madison Advisory Group

George J. Kallis                          1996      $200,000      $294,835          ---              (4)          ---         567
Senior Executive Vice                     1995       200,000       153,538        8,770              ---          ---         ---
President--Brokerage                      1994       200,000       177,944       10,129           32,500(6)       ---         747


________________________

(1) Bonus for each year is paid in the first quarter of the following year. Pursuant to the Company's Deferred Compensation Plan, Mr. Didion elected to defer his entire bonuses in 1994, 1995 and 1996, Mr. Stafford elected to defer a substantial portion of his bonuses in 1995 and 1996, and Mr. Kallis elected to defer all or a substantial portion of his bonuses in 1994, 1995 and 1996. A substantial portion of such deferred amounts will be invested in shares of the Company's Common Stock.

(2) With respect to bonuses payable for 1994 and 1995, under the Company's Deferred Compensation Plan, an individual who elected to defer any of such bonus for investment in shares of the Company's Common Stock was credited with such shares based on the appraised value of the shares at the time the election to defer was made. The amounts shown represent the difference between the aggregate appraised value of such shares at the time the bonus was paid and the aggregate appraised value of such shares at the time the election to defer was made. The amounts shown relate to bonuses payable in the first quarter of the following year.

(3) Consists of each individual's allocable share of profit sharing contributions in the form of shares of Common Stock made by the Company to the Company's Capital Accumulation Plan, based on the value of the stock at the time of contribution based on the appraised value of the Company's Common Stock.

(4) Pursuant to the Company's Equity Incentive Plan, a restricted stock purchase plan, in 1996 shares of Common Stock were purchased by such individual for a purchase price of $10 per share (the appraised value of the Common Stock at the time of such purchase), which was paid by delivery of a full recourse promissory note. The aggregate number and value of such shares held by the individuals named above as of December 31, 1996 (based on the last reported sale price of the Common Stock on such date as reported by The Nasdaq Stock Market, which was $20.00) and net of the purchase price of such shares was as follows:
Mr. Didion - 175,027 ($1,750,270); Mr. Beban - 53,910 ($539,100); Mr. Stafford -
70,750 ($707,500); and Mr. Kallis - 42,750 ($427,500).  The shares vest at the rate of 5 percent per quarter commencing December 31, 1995.

(5)   Mr. Stafford's employment by the Company commenced in July 1995.

(6) Represents the appraised value of restricted stock awards at the date of grant. The aggregate number of shares and value of restricted stock (excluding stock issued pursuant to the Company's Equity Incentive Plan and stock issued in prior years and no longer subject to any specified vesting period) held by the individuals named above as of December 31, 1996 (based on the last reported sale price of the Common Stock on such date as reported by The Nasdaq Stock Market) was as follows: Mr. Kallis - 5,000 ($100,000); and Mr. Stafford - 20,000 ($400,000). The shares awarded to Mr. Stafford vest at the rate of 20 percent per year. Shares of restricted stock issued in prior years that are no longer subject to vesting are included in the table under "Principal Stockholders" above. The holders of shares of restricted stock are entitled to receive dividends on such shares to the extent dividends are paid on the Common Stock.


     AGGREGATED OPTIONS TABLE. The following table sets forth information concerning unexercised options held as of December 31, 1996 by the persons named in the table under "Summary Compensation Table" above. No options have been exercised by any of such persons.


                                                                                  Value of
                              Number of Securities Underlying              Unexercised In-The-Money
                          Unexercised Options at December 31, 1996      Options at December 31, 1996
                          ----------------------------------------      -----------------------------
     Name                   Exercisable       Unexercisable             Exercisable   Unexercisable
-------------------------   ---------------   ---------------           -----------   -------------
  James J. Didion              75,000                 0                  $750,000             ---

  Gary J. Beban                65,000             5,000                   650,000        $ 50,000

  Walter V. Stafford                0                 0                       ---             ---

  Thaddeus W. Jones            30,000            10,000                   300,000         100,000

  George J. Kallis             40,000                 0                   400,000             ---



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The members of the Compensation Committee of the Board of Directors, who are appointed by the Board of Directors, are Mr. Blum, Mr. Malek, Mr. Ueberroth and Mr. Wilson. Prior to September 1996, Mr. Malek was Co-Chairman of the Company.


DIRECTORS FEES

     Each of the Directors of the Company who is not also an executive officer is entitled to receive a fee of $2,500 for attendance at each meeting of the Board of Directors, $2,500 for attendance at each meeting of a board committee which does not coincide with a Board of Directors meeting and an annual retainer of $15,000. No Director received compensation from the Company for services as a Director in 1996 in excess of $27,500.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's voting capital stock as of March 25, 1997 by: (i) each person who is known by the Company to own beneficially more than five percent of each class of the Company's voting stock; (ii) each of the Company's directors and nominees for directors; (iii) each of the Company's executive officers named under Item 11 - "Executive Compensation - Summary Compensation Table;" and (iv) all directors and executive officers of the Company as a group.



                                                                                            PERCENT
                                             TITLE OF CLASS      NUMBER OF SHARES           OF CLASS
                                          --------------------   -----------------          ---------
Kajima U.S.A., Inc.                       Series A-1 Preferred          1,000,000  (1)       100%
  320 Park Avenue                         Common                            6,586  (2)
  26th Floor
  New York, New York 10022

Fukoku Mutual Life                        Series A-2 Preferred          1,000,000  (1)        50%
  Insurance Company                                                         1,989  (3)
  2-2, Uchisaiwaicho 2-chome
  Chiyoda-ku, Tokyo 100 Japan

S.R.E.S. - Fifth Avenue, Inc.             Series A-2 Preferred          1,000,000  (1)        50%
  666 Fifth Avenue                        Common                            4,106  (4)
  New York, New York 10103

Kasen Development, Inc.                   Series A-3 Preferred          1,000,000  (1)       100%
  3-2, Toyo 6-chome
  Koto-Ku, Tokyo 135 Japan

Stanton D. Anderson (5)                   Common                           27,351              *

Gary J. Beban (5)                         Common                          194,029           1.46%

Richard C. Blum (5)(6)                    Common                          439,167           3.30%

Richard C. Clotfelter (5)(8)              Common                          113,835              *

Daniel A. D'Aneillo (5)(7)                Common                          306,734           2.31%

James J. Didion (5)(8)(9)                 Common                          403,137           3.00%

Hiroaki Hoshino (10)                         ---                              ---            ---

Thaddeus W. Jones (5)                     Common                           77,233              *

George J. Kallis (8)                      Common                          114,934              *

Takayuki Kohri (11)                          ---                             ---             ---

Paul C. Leach                                ---                             ---             ---

Frederic V. Malek (5)                     Common                          318,808           2.40%

Lawrence J. Melody (5)                    Common                            6,092              *



Jeffrey S. Morgan                         Common                            5,437              *

Walter V. Stafford (5)(8)                 Common                           90,750              *

Peter V. Ueberroth (8)                    Common                           11,667              *

Gary L. Wilson (8)                        Common                            1,667            ---

All directors and executive officers
as a group (22 persons)(12)               Common                        2,482,479          18.01%

______________________

* Less than 1%.
(1) The Company's Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-3 Preferred Stock is convertible into Common Stock at the holder's option at a ratio based upon the per share market price of the Common Stock, ranging from .60 shares of Common Stock per share of Preferred Stock at a market price of $30.00 or more per share of Common Stock to .78 shares of Common Stock per share of Preferred Stock at a market price of $10.00 to $21.99 per share of Common Stock. No conversion of the Preferred Stock is permitted when the market price of the Common Stock is below $10.00 per share. The holders of Series A-3 Preferred Stock are not entitled to vote except as required by statute.
(2) Represents options to purchase 6,586 shares of Common Stock issued to Kajima U.S.A., Inc. in respect of services rendered as a director by Mr. Hoshino and by Kajima U.S.A., Inc.
(3) Represents options to purchase 1,989 shares of Common Stock issued to Fukoku Mutual Life Insurance Company in respect of services rendered.
(4) Represents 4,106 shares of Common Stock issued upon exercise of options issued to S.R.E.S. - Fifth Avenue, Inc. in respect of services rendered as a director by Mr. Kohri.
(5) Represents number of shares of Common Stock which the named individual beneficially owns as well as those which the individual has options to acquire that are exercisable on or before May 31, 1997, which options have not been exercised. The respective numbers shown in the table include the following number of option shares for the following individuals: Anderson - 4,235; Beban - 65,000; Blum - 1,667; Clotfelter - 50,000; D'Aniello - 4,235
     (options issued to the Carlyle Group, L.P.); Didion - 75,000; Jones - 30,000; Kallis -40,000; Malek - 5,934; Melody - 6,050; Ueberroth - 1,667;
     and Wilson - 1,667. Such shares do not include options for 2,609 shares of Common Stock issued to Kajima U.S.A., Inc. in respect of services rendered as a director by Mr. Hoshino.
(6) Includes 437,500 shares owned by BK Capital Partners and BK Capital Partners II, limited partnerships of which Richard C. Blum & Associates, L.P. is the general partner. Mr. Blum holds the majority of the interests in Richard C. Blum & Associates, L.P.
(7) Includes 4,235 shares of Common Stock subject to outstanding options issued in the name of the Carlyle Group, L.P., which, by virtue of Mr. D'Aniello's interest in the general partner of the Carlyle Group, L.P. and investment control over such shares, may be deemed to be beneficially owned by Mr. D'Aniello.
(8) Does not include shares of Common Stock issued in the name of the Company in respect of Common Stock units credited to the following persons in the following amounts under the Company's Deferred Compensation Plan but which are not beneficially owned by such persons: Clotfelter - 1,895; Didion - 121,970; Kallis -10,991; Sandstad 1,506; and Stafford - 10,662. The
     foregoing amounts do not include any Common Stock units credited in respect of the deferred portion, if any, of bonuses payable for 1996.
(9) Includes 6,000 shares held by a trust for the benefit of three members of Mr. Didion's immediate family.
(10) Mr. Hoshino is a Director of Kajima U.S.A., Inc., which together with an affiliate owns 2,000,000 shares of the Company's Preferred Stock, 1,000,000 of which are voting securities, and 2,609 shares of Common Stock. Mr. Hoshino disclaims beneficial ownership of such shares.
(11) Mr. Kohri is Deputy Manager of Sumitomo Real Estate Sales Japan, an affiliate of S.R.E.S. - Fifth Avenue, Inc., which owns 1,000,000 shares of the Company's Preferred Stock and 4,106 shares of the Company's Common Stock. Mr. Kohri disclaims beneficial ownership of such shares.
(12) Includes 435,455 shares of Common Stock subject to outstanding options exercisable on or before May 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mr. Clotfelter, a director of the Company and president of Westmark, owns 85% of the stock of Prescott, Inc. ("Prescott"), a property management company based in Seattle, Washington. In 1994, the Company completed the acquisition of assets of Prescott consisting of property management agreements for an aggregate purchase price of $175,000. In connection with the acquisition of assets from Prescott, in 1994 Mr. Clotfelter incurred indebtedness to the Company in an aggregate principal amount of $106,000. The indebtedness bore interest at nine percent, which was determined under the Company's policies for employee loans and the largest amount outstanding at any time (including principal and interest) was $109,000. The loan was paid in full as of March 20, 1996.

  In February 1995 the Company retained the law firm of McDermott, Will & Emery, to which Mr. Anderson is counsel, to provide services to the Company consisting of legal counsel in connection with the Company's activities with certain Federal agencies.

  Pursuant to the terms of his employment arrangements, in each of 1991, 1992 and 1993 the Company paid Mr. Stanfill $50,000 as an interest free advance against future bonuses. Mr. Stanfill's maximum obligation pursuant to such advances was $133,463.50. His obligation as of December 31, 1996 was $33,363.50, which was repaid in March 1997.

  In connection with the Company's acquisition of L.J. Melody the Company entered into an Employment Agreement, dated as of July 1, 1996 (the "Melody Employment Agreement"), pursuant to which the Company agreed to employ Mr. Melody as President and Chief Executive Officer of L.J. Melody through June 30, 2001. Pursuant to the Melody Employment Agreement, Mr. Melody is entitled to receive (a) a base salary of $26,000 per month and (b) certain "incentive compensation," based on L.J. Melody's profits.

  Under certain conditions, Mr. Melody is entitled to severance benefits from L.J. Melody if the Melody Employment Agreement is terminated. If the termination occurs prior to July 1, 1997, the severance benefit is $43,750 per month multiplied by 36 less the number of months elapsed since June 30, 1996. If the termination occurs on or after July 1, 1997, the severance benefit is equal to approximately two years of salary and two years of incentive compensation. In addition, in connection with the acquisition, the Company granted Mr. Melody an option to purchase 30,250 shares of the Company's Common Stock. See Item 12 - "Security Ownership of Certain Beneficial Owners and Management."

  Pursuant to the Company's Equity Incentive Plan, a restricted stock purchase plan, in 1996 shares of Common Stock were purchased by the executive officers and Directors named below for a purchase price of $10 per share (the appraised value of the Common Stock at the time of such purchase), which was paid by delivery of a full recourse promissory note. The notes bear interest at the rate of 6.84% per annum which may be forgiven if the executive's performance produces a high enough level of bonus (approximately $7,500 in interest is forgiven for each $10,000 of bonus). The aggregate number of shares purchased and the amount of the promissory note delivered by the following individuals were: Mr. Beban - 53,910 ($539,100); Mr. Clotfelter - 33,750 ($337,500); Mr.
Didion - 175,027 ($1,750,270); Mr. Kallis - 42,750 ($427,500); Mr. Stafford -
70,750 ($707,500); and Mr. Stanfill - 54,383 ($543,830).

  Richard C. Blum & Associates, Inc., of which Mr. Blum, a director of the Company, is Chairman and President, and the Company have tentatively agreed to form a joint venture to opportunistically acquire and develop property on behalf of mutual clients. The specifics of any venture are still to be determined.

  The Company and CB Commercial have entered into Indemnity Agreements with each of their present directors, some of whom are also officers of the Company.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  1. a.  Financial Statements

      See Index to Consolidated Financial Statements

     b.  Financial Statement Schedules

      See Index to Consolidated Financial Statements

     c.    Exhibits

      See Exhibit Index

  2.  Reports on Form 8-K

      No reports on Form 8-K have been filed by Registrant during the quarter ended December 31, 1996

  3.  See Exhibit Index

  4.  See Index to Consolidated Financial Statements

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.
                                                    (Registrant)


                         By  /s/  James J. Didion
                             ---------------------------
                                 James J. Didion
                             Chairman of the Board and Chief Executive Officer

                         Date:  March 28, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signatures                          Title                         Date
        ----------                          -----                         ----

/s/ James J. Didion          Chief Executive Officer and Director     March 28, 1997
--------------------------
James J. Didion


/s/ David A. Davidson        Senior Executive Vice President, Chief   March 28, 1997
--------------------------    Financial Officer and Treasurer
David A. Davidson


/s/ Ronald J. Platisha       Executive Vice President                 March 28, 1997
--------------------------    Principal Accounting Officer
Ronald J. Platisha


/s/ Stanton D. Anderson      Director                                 March 28, 1997
--------------------------
Stanton D. Anderson


/s/ Gary J. Beban            Director                                 March 28, 1997
--------------------------
Gary J. Beban

/s/ Richard C. Blum          Director                                 March 28, 1997
--------------------------
Richard C. Blum

/s/ Richard C. Clotfelter    Director                                 March 28, 1997
--------------------------
Richard C. Clotfelter


/s/ Daniel A. D'Aniello       Director                              March 28, 1997
--------------------------
Daniel A. D'Aniello

/s/ Hiroaki Hoshino           Director                              March 28, 1997
-------------------------
Hiroaki Hoshino


/s/ George J. Kallis          Director                              March 28, 1997
--------------------------
George J. Kallis


/s/ Takayuki Kohri            Director                              March 28, 1997
--------------------------
Takayuki Kohri


/s/ Paul C. Leach             Director                              March 28, 1997
---------------------------
Paul C. Leach


/s/ Frederic V. Malek         Director                              March 28, 1997
---------------------------
Frederic V. Malek


/s/ Lawrence J. Melody        Director                              March 28, 1997
---------------------------
Lawrence J. Melody


/s/ Jeffrey S. Morgan         Director                              March 28, 1997
---------------------------
Jeffrey S. Morgan


/s/ Peter V. Ueberroth        Director                              March 28, 1997
---------------------------
Peter V. Ueberroth


/s/ Gary L. Wilson            Director                              March 28, 1997
---------------------------
Gary L. Wilson

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------


 3.1        Fourth Restated Certificate of Incorporation of CB Commercial Real
              Estate Services Group, Inc. (the "Company").

 3.2        Third Amended and Restated Bylaws of the Company.

*4.1        Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-
              12757).

*4.2        Form of the Company's Restricted Stock Agreement between the Company and the Company's Officer or Employee, filed as Exhibit 4.8 to the Company's Form S-1 Registration Statement (File No. 33-29410).

*4.3        First Amendment to the Company's Restricted Stock Agreement, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

*10.1(i)    CB Commercial Real Estate Services Group, Inc. Omnibus Stock and
              Incentive Plan, filed as Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-29410).

*10.1(ii)   First Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

*10.1(iii)  Second Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.1(iv)   Third Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.4(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*10.2(i)    1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

*10.2(ii)   First Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.15(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.2(iii)  Second Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.8(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*10.2(iv)   Third Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.5(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

*10.3       Form of Incentive Stock Option Agreement, filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

*10.4       Form of Nonstatutory Stock Option Agreement, filed as Exhibit 4(c)
              to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990.

 10.5       Third Amended and Restated Senior Secured Credit Agreement dated as of November 25, 1996 between CB Commercial Real Estate Group, Inc., the lenders from time to time party thereto and The Sumitomo Bank, Limited, as agent.

 10.6       Amended and Restated Senior Subordinated Credit Agreement dated as of November 25, 1996 among CB Commercial Real Estate Group, Inc., the Company and certain subsidiaries of CB Commercial Real Estate Group, Inc., as guarantors, and Sumitomo Finance (Dublin) Limited.

*10.7       CB Commercial Real Estate Services Group, Inc. 1991 Service
              Providers Stock Option Plan, filed as Exhibit 10.27 to the Company's Current Report on Form 8-K dated April 1, 1992.

 10.8       CB Commercial Real Estate Services Group, Inc. Amended and Restated
              Deferred Compensation Plan.

*10.9       1996 Equity Incentive Plan of CB Commercial Real Estate Services
              Group, Inc., filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

 10.10      CB Commercial Real Estate Services Group, Inc. L.J. Melody
              Acquisition Stock Option Plan.

*10.11      Form of Indemnification Agreement between the Company, CB Commercial
              Real Estate Group, Inc. and directors and officers, filed as
              Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

*10.12      Purchase Agreement dated as of May 15, 1995 among CB Commercial Real
              Estate Group, Inc., Westmark Real Estate Acquisition Partnership, L.P., and certain individuals signatory thereto, filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K dated June 30, 1995.

*10.13      Employment Agreement between the Company and Lawrence J. Melody dated July 1, 1996, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (File No. 333-12757).

*10.14      Registration Rights Agreement dated as of December 2, 1996 among the
              Company and Kajima U.S.A., Inc., Fukoku Mutual Life Insurance Company, Kasen Development, Inc. and S.R.E.S.-Fifth Avenue, Inc., filed as Exhibit 10.13 to the Company's Form S-1 Registration Statement (File No. 333-12757).

 21         Subsidiaries of the Company.

 23         Consent of Arthur Andersen LLP.

 27         Financial Data Schedule

_________________________
*  Incorporated by reference