Form 10-Q
period 1997-03-31
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1997-05-15
CIK 852203

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    x     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

          For the quarterly period ended March 31, 1997

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----
          Exchange Act of 1934

          For the Transition Period from                 to
                                        -----------------  ------------------

          Commission File Number 0 - 18525


                           CB COMMERCIAL REAL ESTATE
                             SERVICES GROUP, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                            52-1616016
         (State or other jurisdiction                (I.R.S. Employ
      of incorporation or organization)           Identification Number)

  533 South Fremont Avenue
   Los Angeles, California                           90071-1798
 (Address of principal executive offices)            (Zip Code)

      (213) 613-3123                               Not Applicable
       (Registrant's telephone         (Former name, former address and formal
   number, including area code)        fiscal year if changed since last report)


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


Number of shares of common stock outstanding at May 15, 1997 was 13,353,649.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                MARCH 31, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and December 31, 1996...........  3

         Unaudited Consolidated Statements of Operations for the three months ended
         March 31, 1997 and 1996......................................................................  4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 1997 and 1996................................................................  5

         Notes to Consolidated Condensed Financial Statements.........................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........  11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................  19

Signatures............................................................................................  20


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                                                                      March 31,    December 31,
                                                                                         1997          1996
                                                                                      ----------   -------------
                                                                                      (Unaudited)
                       ASSETS
Current Assets:
     Cash and cash equivalents.....................................................    $  35,376       $  49,328
     Short term investments........................................................        6,400           1,400
     Receivables, less allowance of $4,431 and $4,423 for doubtful
       accounts at March 31, 1997 and December 31, 1996, respectively..............       29,487          40,927
     Deferred taxes................................................................       14,925          16,257
 Prepaid expenses and other........................................................        6,845           6,040
                                                                                       ---------       ---------
    Total current assets...........................................................       93,033         113,952
 Property and equipment, net.......................................................       40,998          40,835
 Goodwill, net of accumulated amortization of $8,203 and $7,563 as of
     March 31, 1997 and December 31, 1996, respectively............................       64,675          65,362
 Other intangible assets, net of accumulated amortization of $255,289 and
      $254,417 as of March 31, 1997 and December 31, 1996, respectively............        9,847          10,521
 Inventoried property..............................................................        7,355           7,355
 Deferred taxes....................................................................       35,086          35,146
 Other assets, net.................................................................        5,258           5,773
                                                                                       ---------       ---------
         Total assets..............................................................    $ 256,252       $ 278,944
                                                                                       =========       =========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
     Compensation and employee benefits............................................    $  22,232       $  38,747
     Accounts payable and accrued expenses.........................................       22,657          28,020
     Senior revolving credit lines.................................................       16,000               -
     Reserve for bonus and profit sharing..........................................        3,128          21,414
     Current maturities of long-term debt..........................................       15,031          15,314
     Current portion of capital lease obligations..................................        2,100           2,510
                                                                                       ---------       ---------
       Total current liabilities...................................................       81,148         106,005
                                                                                       ---------       ---------
Long-term debt, less current maturities:
     Senior term loans.............................................................       62,528          65,528
     Senior subordinated term loans................................................       72,372          72,872
     Inventoried property loan.....................................................        7,470           7,470
     Other long-term debt..........................................................        2,639           2,659
                                                                                       ---------       ---------
       Total long-term debt........................................................      145,009         148,529
                                                                                       ---------       ---------
Other long-term liabilities........................................................       27,653          25,925
                                                                                       ---------       ---------
         Total liabilities.........................................................      253,810         280,459
                                                                                       ---------       ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
     Preferred stock, $.01 par value...............................................           40              40
     Common stock, $.01 par value..................................................          133             133
     Additional paid-in capital....................................................      199,710         198,026
     Notes receivable from sale of stock...........................................       (5,109)         (5,109)
     Accumulated deficit...........................................................     (192,332)       (194,605)
                                                                                       ---------       ---------
       Total stockholders' equity (deficit)........................................        2,442          (1,515)
                                                                                       ---------       ---------
       Total liabilities and stockholders' equity (deficit)........................    $ 256,252       $ 278,944
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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)

                                                                                 Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                  1997             1996
                                                                               -----------      -----------
Revenue.......................................................................   $   134,064   $   112,741

Costs and Expenses:
      Commissions, fees and other incentives..................................        67,607        55,007
      Operating, administrative and other.....................................        56,390        49,560
      Depreciation and amortization...........................................         3,121         3,280
                                                                                 -----------   -----------
Operating income..............................................................         6,946         4,894
Interest income...............................................................           632           395
Interest expense..............................................................         3,745         5,928
                                                                                 -----------   -----------

Income (loss) before provision (benefit) for income tax.......................         3,833          (639)

Provision (benefit) for income tax............................................         1,560           (48)
                                                                                 -----------   -----------

Net income (loss).............................................................   $     2,273   $      (591)
                                                                                 ===========   ===========

Net income (loss) applicable to common stockholders...........................   $     1,273   $      (591)
                                                                                 ===========   ===========

Primary earnings (loss) per share.............................................   $      0.09   $     (0.05)
                                                                                 ===========   ===========

Weighted average shares outstanding for primary earnings per share............    13,898,616    11,981,658
                                                                                 ===========   ===========

Fully diluted earnings (loss) per share.......................................   $      0.09   $     (0.05)
                                                                                 ===========   ===========

Weighted average shares outstanding for fully diluted earnings per share...       13,903,933    11,981,658
                                                                                 ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                             ----------------------------
                                                                                1997             1996
                                                                             -----------      -----------

Cash flows from operating activities:
 Net income (loss)............................................................ $  2,273    $   (591)
 Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization..............................................    3,121       3,280
   Deferred interest..........................................................        -       2,156
   Deferred compensation......................................................    2,159         849
   Deferred taxes.............................................................    1,392           -
 Changes in reserve for bonus and profit sharing..............................  (21,962)    (12,074)
 Net change in other operating assets and liabilities.........................   (2,749)     (6,177)
                                                                               --------    --------

      Net cash used in operating activities...................................  (15,766)    (12,557)
                                                                               --------    --------

Cash flows from investing activities:
  Purchases of property and equipment.........................................   (2,101)       (574)
  Increase in intangible assets and goodwill..................................   (3,029)     (1,321)
  Increase in short term investments..........................................   (5,000)          -
  Other investing activities, net.............................................      287          11
                                                                               --------    --------
       Net cash used in investing activities..................................   (9,843)     (1,884)
                                                                               --------    --------

Cash flows from financing activities:
  Proceeds from senior revolving credit line..................................   16,000      12,000
  Repayment of senior term loans..............................................   (3,283)     (4,460)
  Repayment of senior subordinated term loans.................................     (500)          -
  Other financing activities, net.............................................     (560)        (20)
                                                                               --------    --------

       Net cash provided by financing activities..............................   11,657       7,520
                                                                               --------    --------

Net decrease in cash and cash equivalents.....................................  (13,952)     (6,921)

Cash and cash equivalents, at beginning of period.............................   49,328      23,045
                                                                               --------    --------

Cash and cash equivalents, at end of period................................... $ 35,376    $ 16,124
                                                                               ========    ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest (none capitalized)................................................ $  2,098    $  3,424
   Federal and state income taxes.............................................      159         301

Non-cash investing and financing activities:
  Equipment acquired under capital lease......................................        -         454

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

A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

ACQUISITIONS. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's acquisitions.

The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of March 31, 1997. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The pro forma results of operations of the Company for the three months ended March 31, 1996, assuming the L.J. Melody acquisition had occurred on January 1, 1996, would have been as follows (amounts in thousands except per share data):

   Revenue.................................................. $113,719

   Net loss................................................. $ (1,346)

   Net loss per common and
    common equivalent share outstanding..................... $  (0.11)


2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill at March 31, 1997 consisted of $43.9 million related to the 1995 and 1996 acquisitions which is being amortized over an estimated useful life of 30 years and $20.8 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

Other intangible assets at March 31, 1997 included approximately $2.8 million of deferred financing costs and $7.0 million of intangibles stemming from the L.J. Melody, Westmark and Langdon Rieder acquisitions.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

2. GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

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


3. DEFERRED COMPENSATION PLAN

Under the Company's Deferred Compensation Plan (the "DCP"), a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the quarter ended March 31, 1997, approximately $1.7 million and $525,000 were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of March 31, 1997 were approximately $3.6 million in cash (including interest) and $3.5 million in stock for a total of $7.1 million, all of which was charged to expense in the period of deferral.


4. INCOME TAXES

The provision (benefit) for income taxes for the three month periods ended March 31, 1997 and 1996 was computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. Reference is made to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


5. COMMITMENTS AND CONTINGENCIES

The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bargain County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at March 31, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDER'S EQUITY

In February 1997 the Company issued 82,740 shares of its Common Stock with a fair value at date of issuance of approximately $1,872,000 to the Company's Capital Accumulation Plan for the year ended December 31, 1996.

As of March 31, 1997, 13,347,303 shares of Common Stock were outstanding.


7. PER SHARE INFORMATION

Primary earnings per share is calculated based on weighted average common shares and common stock equivalents, which include dilutive stock options outstanding and, for the three months ended March 31, 1996, preferred stock. This calculation also includes all issuances of stock and stock options made within twelve months prior to the Offering as promotional shares for all periods presented. Fully diluted earnings per share further assumes the conversion of preferred stock, if dilutive, for the period after the Offering when the preferred stock was no longer considered to be a common stock equivalent.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

7. PER SHARE INFORMATION (CONTINUED)

   The Company recapitalized its various classes of stock in conjunction with the Offering. Weighted average common and common equivalent shares outstanding are comprised of the following:

                                              Three Months Ended
                                                    March 31
                                             -----------------------
                                                1997         1996
                                             ----------   ----------
PRIMARY EARNINGS PER SHARE:
Preferred stock:
          Series A-1.......................          -    1,000,000
          Series A-2.......................          -    2,000,000
          Series A-3.......................          -    1,000,000

Common stock:
       Common Stock (post-Offering)........ 13,294,683            -
       Class B-1 (pre-Offering)............          -    1,854,106
       Class B-2 (pre-Offering)............          -    5,843,622

Promotional shares.........................          -      283,930

Stock options..............................    603,933            -
                                            ----------   ----------

                                            13,898,616   11,981,658
                                            ==========   ==========
FULLY DILUTED EARNINGS PER SHARE:
Preferred stock:
          Series A-1.......................          -    1,000,000
          Series A-2.......................          -    2,000,000
          Series A-3.......................          -    1,000,000

Common stock:
       Common Stock (post-Offering)........ 13,294,683            -
       Class B-1 (pre-Offering)............          -    1,854,106
       Class B-2 (pre-Offering)............          -    5,843,622

Promotional shares.........................          -      283,930

Stock options..............................    609,250            -
                                            ----------   ----------

                                            13,903,933   11,981,658
                                            ==========   ==========

Actual shares of common stock outstanding at March 31, 1997 were 13,347,303.


8.  NEW ACCOUNTING PRONOUNCEMENTS

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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

8. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company has adopted this statement as it applies to the operations of L.J. Melody. The statement requires that financial and servicing assets on originated loans and related liabilities be recognized at fair value and amortized over the life of the estimated net servicing income or loss. Write-off of the asset is required when control is surrendered and of the liability when extinguished. The adoption has resulted in the recognition of amortization cost along with income from servicing as services are performed and the recognition of gains or losses at the time servicing rights are sold. Management of the Company believes that the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing presented earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Management believes that the adoption of this statement will not have a material effect on the Company's financial statements.


9. RECLASSIFICATION

Certain reclassifications, which do not have any effect on net income, have been made to the March 1996 financial statements and to the December 31, 1996 balance sheet to conform to the March 1997 presentation.


10.SUBSEQUENT EVENT

The Company has signed a definitive agreement to merge with Koll Real Estate Services. The combined company, to be called CB Commercial, is expected to be a leader in real estate services, with leadership positions in leasing and sales for corporations and institutions, property and facilities management, commercial mortgage banking, and capital markets and investment advisory/asset management services.

Under the terms of the agreement, CB Commercial, based in Los Angeles, will exchange approximately 5.6 million shares of its common stock and stock options (as well as warrants to purchase an additional 600,000 shares at $30.00 per share) for all of the outstanding stock and stock options of Koll Real Estate Services. The transaction, a tax-free reorganization to be accounted for as a purchase, includes equity currently valued at approximately $130.0 million and the assumption of debt of approximately $35.0 million as of March 31, 1997 (the debt is expected to exceed $40.0 million at closing), and is expected to be accretive to 1997 earnings of CB Commercial shareholders, excluding the effects of a reserve for integration and related charges which could be as high as $15.0 million to $18.0 million (a portion of this amount will in effect be reflected as an adjustment to the purchase price rather than a part of the reserve).

The merger does not include several other entities which use the Koll name, including Koll Construction, Koll Real Estate Group (the development and investment company) or Koll International (resorts and recreational developments).

The transaction, which has been approved by the Boards of Directors of both companies, still is subject to approval by shareholders of Koll and CB Commercial, as well as regulatory approvals and certain other consents and the fulfillment of various conditions. Pending shareholder approval, the companies seek to complete the merger by mid August 1997.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

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

   The Company provides integrated real estate services which include (i) Property and User Services, consisting of brokerage (facilitating sales and leases), investment properties (acquisitions and sales on behalf of investors), corporate services, property management, and real estate market research, and
(ii) Investor Services, consisting of mortgage banking (mortgage loan origination and servicing) through L.J. Melody & Company ("L.J. Melody"), investment management and advisory services through Westmark Realty Advisors L.L.C. ("Westmark"), and valuation and appraisal services.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

   Revenue from Property and User Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large client base tend to minimize the impact of economic cycles on annual revenue. Due in large part to acquisitions, revenue from Investor Services, a significant portion of which is non-transactional in nature, has grown more rapidly than revenue from Property and User Services. Approximately 54.1% of the costs and expenses associated with Property and User Services are directly correlated to revenue while approximately 23.8% of the costs and expenses of Investor Services are directly correlated to revenue.

   The Company has completed three strategic acquisitions since the beginning of 1995 and is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, management anticipates that future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to take as a single charge at the time of the acquisition to the extent possible). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, resulting from the acquisitions, and to operating cash flows (excluding the costs of integration).

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

   The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $10.1 million and $8.2 million for the quarters ended March 31, 1997 and 1996, respectively.

   EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and amortization of intangible assets relating to acquisitions and Federal income taxes to the extent they are offset by NOLs. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


RESULTS OF OPERATIONS -

   The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                                                   Quarter Ended March 31,
                                                            --------------------------------------
                                                                   1997                1996
                                                             ----------------     -----------------
                                                                    (Dollars in thousands)
Revenue....................................................  $134,064   100.0%   $112,741    100.0%
Costs and Expenses:
  Commissions, fees and other incentives...................    67,607    50.4      55,007     48.8
  Operating, administrative and other......................    56,390    42.1      49,560     44.0
  Depreciation and amortization............................     3.121     2.3       3,280      2.9
                                                             --------   -----    --------    -----

Operating income...........................................     6,946     5.2       4,894      4.3
Interest income............................................       632     0.5         395      0.4
Interest expense...........................................     3,745     2.8       5,928      5.2
                                                             --------   -----    --------    -----

Income (loss) before provision (benefit) for income tax....     3,833     2.9        (639)    (0.6)

Provision (benefit) for income tax.........................     1,560     1.2         (48)     0.0
                                                             --------   -----    --------    -----

Net income (loss)..........................................  $  2,273     1.7%   $   (591)    (0.6)%
                                                             ========   =====    ========    =====


   The following unaudited tables summarize the revenue, cost and expenses, and operating income by operating segment for the quarter ended March 31, 1997 and 1996.

                                                         Quarter Ended March 31,
                                                 --------------------------------------
                                                       1997                1996
                                                 ----------------     -----------------
                                                         (Dollars in thousands)
PROPERTY AND USER SERVICES
   Revenue:
      Brokerage.................................  $ 80,140     68.0%   $65,120    66.9%
      Investment Properties.....................    26,698     22.7     22,662    23.3
      Corporate Services........................     5,896      5.0      4,290     4.4
      Property Management.......................     4,672      4.0      4,745     4.9
      Real Estate Market Research...............       343      0.3        445     0.5
                                                  --------    -----    -------   -----
                                                   117,749    100.0     97,262   100.0

   Costs and expenses:
      Commissions, fees and other incentives....    63,720     54.1     51,851    53.3
      Operating, administrative and other.......    46,391     39.4     40,069    41.2
      Depreciation and amortization.............     2,043      1.7      2,405     2.5
                                                  --------    -----    -------   -----
 Operating income...............................  $  5,595      4.8%   $ 2,937     3.0%
                                                  ========    =====    =======   =====

INVESTOR SERVICES
Mortgage Banking
  Revenue.......................................  $  4,683    100.0%   $ 3,515   100.0%
  Costs and expenses:
     Commissions, fees and other incentives.....     1,768     37.7      1,335    38.0
     Operating, administrative and other........     2,750     58.7      1,642    46.7
     Depreciation and amortization..............       349      7.5         66     1.9
                                                  --------    -----    -------   -----
  Operating income (loss).......................  $   (184)   (3.9)%   $   472    13.4%
                                                  ========    =====    =======   =====

Investment Management and Advisory
   Revenue......................................  $  7,332    100.0%   $ 8,156   100.0%
   Costs and expenses:
      Operating, administrative and other.......     5,262     71.8      5,963    73.1
      Depreciation and amortization.............       694      9.4        773     9.5
                                                  --------    -----    -------   -----
   Operating income.............................  $  1,376     18.8%   $ 1,420    17.4%
                                                  ========    =====    =======   =====

Valuation and Appraisal Services
   Revenue......................................  $  4,300    100.0%   $ 3,808   100.0%
   Costs and expenses:
      Commissions, fees and other incentives....     2,119     49.3      1,821    47.8
      Operating, administrative and other.......     1,987     46.2      1,886    49.5
      Depreciation and amortization.............        35      0.8         36     1.0
                                                  --------    -----    -------   -----
   Operating income.............................  $    159      3.7%   $    65     1.7%
                                                  ========    =====    =======   =====

TOTAL INVESTOR SERVICES
   Revenue......................................  $ 16,315    100.0%   $15,479   100.0%
   Costs and expenses:
      Commissions, fees and other incentives....     3,887     23.8      3,156    20.4
      Operating, administrative and other.......     9,999     61.3      9,491    61.3
      Depreciation and amortization.............     1,078      6.6        875     5.7
                                                  --------    -----    -------   -----
   Operating income.............................  $  1,351      8.3%   $ 1,957    12.6%
                                                  ========    =====    =======   =====


QUARTER ENDED MARCH 31, 1997, COMPARED TO THE QUARTER ENDED MARCH 31, 1996

   REVENUE on a consolidated basis for the quarter ended March 31, 1997 was $134.1 million, an increase of $21.4 million or 18.9% from $112.7 million for the quarter ended March 31, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country. This improvement reflected increasing investor confidence, in the national economy and, in particular, real estate assets, increasing asset values and, as a result, heightened real estate market liquidity.

   Property and User Services revenue was $117.8 million for the quarter ended March 31, 1997, an increase of $20.5 million or 21.1% from $97.3 million for the quarter ended March 31, 1996. Brokerage revenue accounted for $80.1 million, an increase of $15.0 million or 23.1% from $65.1 million, and investment properties revenue accounted for $26.7 million, an increase of $4.0 million or 17.8% from $22.7 million. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale transactions closed during the quarter ended March 31, 1997 compared to transactions closed during the quarter ended March 31, 1996. Property management revenue was $4.7 million for both quarters, and corporate services revenue was $5.9 million, an increase of $1.6 million or 37.4% from $4.3 million.

   Investor Services revenue was $16.3 million for the quarter ended March 31, 1997, an increase of $0.8 million or 5.4% from $15.5 million for the quarter ended March 31, 1996. Mortgage banking revenue was $4.7 million, an increase of $1.2 million or 33.2% from $3.5 million primarily as a result of the L.J. Melody acquisition. Valuation and appraisal services revenue accounted for $4.3 million, an increase of $0.5 million or 12.9% from $3.8 million. Investment Management and Advisory revenue was $7.3 million, a decrease of $0.8 million, or 10.1% from $8.1 million.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the quarter ended March 31, 1997 were $67.6 million, an increase of $12.6 million or 22.9% from $55.0 million for the quarter ended March 31, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives increased from 48.8% in 1996 to 50.4% in 1997. The increase in commissions, fees and other incentives as a percentage of revenue is primarily due to the revenue reduction in investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives as a percent of revenues increased from 52.6% for 1996 to 53.3% for 1997, primarily as a result of increased commission eligibility resulting from the revenue increase.

   Property and User Services commissions, fees and other incentives were $63.7 million for the quarter ended March 31, 1997, an increase of $11.8 million or 22.9% from $51.9 million for the quarter ended March 31, 1996, an increase as a percentage of revenue from 53.3% in 1996 to 54.1% in 1997 for the reason described above.

   Investor Services commissions, fees and other incentives were $3.9 million for the quarter ended March 31, 1997, an increase of $0.7 million or 23.2% from $3.2 million for the quarter ended March 31, 1996 for the reason described above.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the quarter ended March 31, 1997 was $56.4 million, an increase of $6.8 million or 13.8% from $49.6 million for the quarter ended March 31, 1996, and decreased as a percentage of revenue for such periods from 44.0% to 42.1%.

   Property and User Services operating, administrative and other was $46.4 million for the quarter ended March 31, 1997, an increase of $6.3 million or 15.8% from $40.1 million for the quarter ended March 31, 1996, but decreased as a percentage of revenue from 41.2% to 39.4%.

   Investor Services operating, administrative and other was $10.0 million for the quarter ended March 31, 1997, an increase of $0.5 million or 5.4% from $9.5 million for the quarter ended March 31, 1996, but remained flat as a percentage of revenues at 61.3% for both periods.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the quarter ended March 31, 1997 was $3.1 million, a decrease of $0.2 million or 4.8% from $3.3 million for the quarter ended March 31, 1996.

QUARTER ENDED MARCH 31, 1997, COMPARED TO THE QUARTER ENDED MARCH 31, 1996 (CONTINUED)

   Property and User Services depreciation and amortization was $2.0 million for the quarter ended March 31, 1997, a decrease of $0.4 million or 15.1% from $2.4 million for the quarter ended March 31, 1996.

   Investor Services depreciation and amortization was $1.1 million for the quarter ended March 31, 1997, an increase of $0.2 million or 23.2% from 0.9 million for the quarter ended March 31, 1996.

   OPERATING INCOME on a consolidated basis for the quarter ended March 31, 1997 was $6.9 million, an increase of $2.0 million or 41.9% from $4.9 million for the quarter ended March 31, 1996. The increase in operating income resulted from an increase in revenue of $21.4 million or 18.9% partially offset by a related increase in commission expense of $12.6 million or 22.9%, and a $6.8 million or 13.8% increase in operating expenses as described above.

   Property and User Services operating income was $5.6 million for the quarter ended March 31, 1997, an increase of $2.7 million or 90.5% from $2.9 million for the quarter ended March 31, 1996. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $20.5 million or 21.1% partially offset by a related increase in commission expense of $11.8 million or 22.9%, and a $6.3 million or 15.8% increase in operating expenses as described above.

   Investor Services operating income was $1.4 million for the quarter ended March 31, 1997, a decrease of $0.6 million or 31.0% from $2.0 million for the quarter ended March 31, 1996. The decrease in Investor Services operating income resulted from an increase in Investor Services revenue of $0.8 million or 5.4% which was more than offset by a related increase in commission expense of $0.7 million or 23.2%, and a $0.5 million or 5.4% increase in operating expenses as described above.

   INTEREST EXPENSE on a consolidated basis for the quarter ended March 31, 1997 was $3.7 million, a decrease of $2.2 million or 36.8% from $5.9 million for the quarter ended March 31, 1996 as a result of paydowns on the debt primarily related to the IPO.

   NET PROVISION (BENEFIT) FOR INCOME TAX on a consolidated basis for the quarter ended March 31, 1997 was a $1.6 million provision, compared to a $48,000 benefit for the quarter ending March 31, 1996. The 1997 provision is related to positive pretax income and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

   NET INCOME on a consolidated basis for the quarter ended March 31, 1997 was $2.3 million ($0.9 per share of common stock), an improvement of $2.9 million from a net loss of $0.6 million ($0.05 loss per share of common stock) for the quarter ended March 31, 1996. The improvement primarily resulted from a revenue increase of $21.4 million or 18.9% and a $2.2 million or 36.8% decrease in interest expense which was partially offset by a related increase in commission expense of $12.6 million or 22.9%, a $6.8 million or 13.8% increase in operating expenses, and an increase in income tax expense of $1.6 million as described above.


LIQUIDITY AND CAPITAL RESOURCES -

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds, and borrowings under a revolving credit facility. In order to finance the acquisition of CB Commercial Real Estate Group, Inc. and related expenses, in April 1989 the Company incurred borrowings of $251.0 million, which included $170.0 million under a senior secured credit agreement (the "Senior Secured Credit Agreement") and $81.0 million under a senior subordinated credit agreement (the "Senior Subordinated Credit Agreement"). As of March 31, 1997, the Company had outstanding $52.8 million under the Senior Secured Credit Agreement and $16.0 million under a revolving credit facility ("Revolving Credit Facility A"), no amounts outstanding under its second revolving credit facility ("Revolving Credit Facility B" and together with Revolving Credit Facility A, the "Revolving Credit Facilities") and $65.9 million under the Senior Subordinated Credit Agreement. In addition, as of March 31, 1997 the Company had outstanding other long-term indebtedness, consisting primarily of acquisition debt, totaling approximately $41.3 million.

   In connection with the Offering, the senior secured lenders agreed to amend the terms of the Senior Secured Credit Agreement. As amended, the Company is required to make quarterly principal payments of $2.625 million which commenced March 31, 1997 with a final payment of $5.5 million on December 31, 2001. As amended, the senior indebtedness bears interest at the rate of LIBOR plus 2.5%, all of which interest is payable currently. Revolving Credit Facility A permits maximum borrowings of $20.0 million which must be paid off in full for at least 30 consecutive days in each year commencing with 1997. Revolving Credit Facility B is a facility that can be used for acquisitions and will bear interest at LIBOR plus 300 basis points. The Company has begun discussions to increase Revolving Credit Facility B from $10.0 million to $50.0 million sometime in 1997, although there can be no assurance that such discussions will be successful or if successful that $50.0 million will be adequate to finance the Company's acquisition program.

   Also in connection with the Offering, the senior subordinated credit terms were amended. As amended, interest is payable on a current basis commencing January 1, 1997 and the entire amount outstanding under the Senior Subordinated Credit Agreement is due on July 23, 2002. The senior subordinated indebtedness bears interest at a rate of LIBOR plus 1.25% from January 1, 1997 through December 31, 1998 LIBOR plus 2.0% during 1999, LIBOR plus 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% will be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. Interest payments on outstanding senior subordinated debt had been deferred since June 1994 until the payment in full of the senior secured debt.

   The Company expects to have capital expenditures of approximately $5.0 million in 1997 exclusive of acquisitions. In connection with the Westmark acquisition, the sellers may be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The Company expects to use net cash provided by operating activities for the next several years primarily to fund acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy these obligations as well as working capital requirements from internally generated cash flow, borrowings under the Revolving Credit Facilities and, with respect to acquisitions that require cash, seller financing and third-party borrowing.

   Effective October 1996, a dividend on the Company's preferred stock was reinstated. The $0.25 per share quarterly dividend on the Company's Preferred Stock has accrued from October 1, 1996, and will result, if and when paid, in a cost of $1.0 million per quarter. Until the Company has completed its acquisition program, it does not intend to pay dividends on the Preferred Stock.

   The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to fund its operations for at least the next twelve months.

   EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and amortization of intangible assets relating to acquisitions and Federal income taxes to the extent they are offset by NOLs. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


RECENT LITIGATION

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the

Company in the Superior Court of New Jersey, Bargain County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at March 31, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


CASH FLOWS

   Net cash used in operating activities was $15.8 million for the quarter ended March 31, 1997 compared to $12.6 million for the quarter ended March 31, 1996. The increase primarily resulted from changes in components of operating assets and liabilities and a decrease in deferred interest offset, in part, by an increase in net income, deferred taxes and deferred compensation.

   Net cash used in investing activities was $9.8 million for the quarter ended March 31, 1997 compared to $1.9 million for the quarter ended March 31, 1996 as a result of additional supplemental purchase price payments to the Westmark sellers, an increase in purchases of property and equipment in 1997 and an increase in short term investments in 1997.

   Net cash provided by financing activities was $11.7 million for the quarter ended March 31, 1997 compared to $7.5 million for the quarter ended March 31, 1996. The $4.2 million increase in cash provided by financing resulted primarily from the $4.0 million increase in borrowings under the senior revolving credit line in 1997 over 1996.


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

   In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company adopted this statement as it applies to L.J. Melody. This statement requires that financial and servicing assets on originated loans and related liabilities be recognized at fair value and amortized over the life of the estimated net servicing income or loss. Write-off of the asset is required when control is surrendered and of the liability when extinguished.
The adoption has resulted in the recognition of amortization cost along with income from servicing as services are performed and the recognition of gains or losses at the time servicing rights are sold. Management of the Company believes that the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing presented earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. It requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Management believes that the adoption of this statement will not have a material effect on the Company's financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (A)   EXHIBITS

    10.15 Agreement and Plan of Reorganization dated as of May 14, 1997 by and among CB Commercial Real Estate Services Group, Inc. ("CBC"), CBC Acquisition Corporation and Koll Real Estate Services.

    27    Financial Data Schedule.

    (B)   REPORTS ON FORM 8-K

          A Current Report on Form 8-K dated January 30, 1997 was filed during the quarter for which this report is filed to report the press release issued by CB Commercial Real Estate Services Group, Inc. announcing its results of operations for the quarter and year ended December 31, 1996.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.


       Date:  May 15, 1997                  /s/ Ronald J. Platisha
                                        -------------------------------
                                                Ronald J. Platisha
                                             Executive Vice President,
                                            Principal Accounting Officer