Form 10-Q
period 1997-06-30
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1997-08-13
CIK 852203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

    x     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
  -----
          Exchange Act of 1934

          For the quarterly period ended June 30, 1997

  _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition Period from__________________ to __________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No___.
                                       ---


Number of shares of common stock outstanding at August 13, 1997 was 13,505,436.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1997

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                                    ----
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 (Unaudited) and December 31, 1996.........................   3

         Unaudited Consolidated Statements of Operations for the three months ended
         June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996................................   4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months
         ended June 30, 1997 and 1996 and for the six months ended June 30, 1997 and 1996..........................   5

         Notes to Consolidated Condensed Financial Statements......................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................  10


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................  20

Item 6.  Exhibits and Reports on Form 8-K..........................................................................  20

Signatures.........................................................................................................  21

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                               June 30,     December 31,
                                                                                 1997           1996
                                                                              -----------   -------------
                                                                              (Unaudited)
                               ASSETS
Current Assets:
 Cash and cash equivalents.................................................    $  50,279       $  49,328
 Short term investments....................................................        6,400           1,400
 Receivables, less allowance of $4,494 and $4,423 for doubtful
  accounts at June 30, 1997 and December 31, 1996, respectively............       31,778          40,927
 Deferred taxes............................................................       11,536          16,257
 Prepaid expenses and other................................................        8,181           6,040
                                                                               ---------       ---------
  Total current assets.....................................................      108,174         113,952
Property and equipment, net................................................       40,424          40,835
Goodwill, net of accumulated amortization of $8,842 and $7,563 as of
 June 30, 1997 and December 31, 1996, respectively.........................       64,036          65,362
Other intangible assets, net of accumulated amortization of $256,132 and
 $254,516 as of June 30, 1997 and December 31, 1996, respectively..........        9,229          10,521
Inventoried property.......................................................        7,355           7,355
Deferred taxes.............................................................       35,091          35,146
Other assets, net..........................................................        5,250           5,773
                                                                               ---------       ---------
  Total assets.............................................................    $ 269,559       $ 278,944
                                                                               =========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits........................................    $  26,100       $  38,747
 Accounts payable and accrued expenses.....................................       23,164          28,020
 Senior revolving credit lines.............................................       16,000               -
 Reserve for bonus and profit sharing......................................        8,939          21,414
 Current maturities of long-term debt......................................       15,031          15,314
 Current portion of capital lease obligations..............................        1,849           2,510
                                                                               ---------       ---------
  Total current liabilities................................................       91,083         106,005
                                                                               ---------       ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................       59,528          65,528
 Senior subordinated term loans............................................       71,872          72,872
 Inventoried property loan.................................................        7,470           7,470
 Other long-term debt......................................................        2,620           2,659
                                                                               ---------       ---------
  Total long-term debt.....................................................      141,490         148,529
                                                                               ---------       ---------
Other long-term liabilities................................................       29,441          25,925
                                                                               ---------       ---------
  Total liabilities........................................................      262,014         280,459
                                                                               ---------       ---------

Commitments and contingencies

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value...........................................           40              40
 Common stock, $.01 par value..............................................          134             133
 Additional paid-in capital................................................      200,768         198,026
 Notes receivable from sale of stock.......................................       (5,931)         (5,109)
 Accumulated deficit.......................................................     (187,466)       (194,605)
                                                                               ---------       ---------
  Total stockholders' equity (deficit).....................................        7,545          (1,515)
                                                                               ---------       ---------
  Total liabilities and stockholders' equity (deficit).....................    $ 269,559       $ 278,944
                                                                               =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                               Three Months Ended         Six Months Ended
                                                                    June 30,                   June 30,
                                                           -------------------------   -------------------------
                                                               1997          1996         1997          1996
                                                           -----------   -----------   -----------   -----------

Revenue.................................................   $   157,958   $   130,954   $   292,022   $   243,695

Costs and Expenses:
   Commissions, fees and other incentives...............        82,521        66,262       150,128       121,269
   Operating, administrative and other..................        60,206        53,594       116,596       103,154
   Depreciation and amortization........................         3,053         3,038         6,174         6,318
                                                           -----------   -----------   -----------   -----------
Operating income........................................        12,178         8,060        19,124        12,954
Interest income.........................................           587           354         1,219           749
Interest expense........................................         4,104         5,759         7,849        11,687
                                                           -----------   -----------   -----------   -----------

Income before provision for income tax..................         8,661         2,655        12,494         2,016

Provision for income tax................................         3,795           438         5,355           390
                                                           -----------   -----------   -----------   -----------

Net income..............................................   $     4,866   $     2,217   $     7,139   $     1,626
                                                           ===========   ===========   ===========   ===========

Net income applicable to common stockholders............   $     3,866   $     2,217   $     5,139   $     1,626
                                                           ===========   ===========   ===========   ===========

Primary earnings per share..............................         $0.28         $0.16         $0.37         $0.12
                                                           ===========   ===========   ===========   ===========

Weighted average shares outstanding for primary
 earnings per share.....................................    14,010,527    13,806,956    13,952,451    13,695,429
                                                           ===========   ===========   ===========   ===========

Fully diluted earnings per share........................         $0.27         $0.16         $0.37         $0.12
                                                           ===========   ===========   ===========   ===========

Weighted average shares outstanding for fully diluted
 earnings per share.....................................    14,106,436    13,806,956    14,063,543    13,695,429
                                                           ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                              Three Months Ended      Six Months Ended
                                                                   June 30,              June 30,
                                                             --------------------   ---------------------
                                                               1997       1996         1997       1996
                                                             --------   ---------   ---------   ---------

Cash flows from operating activities:
 Net income................................................   $ 4,866    $ 2,217     $ 7,139     $ 1,626
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization............................     3,053      3,038       6,174       6,318
  Deferred interest........................................         -      2,111           -       4,267
  Deferred compensation....................................       669        210       2,828       1,059
  Deferred taxes...........................................     3,384          -       4,776           -
 Changes in reserve for bonus and profit sharing...........     7,523      4,506     (14,439)     (7,568)
 Net change in other operating assets and liabilities......      (277)     1,783      (3,026)     (3,682)
                                                              -------    -------     -------     -------

     Net cash provided by operating activities.............    19,218     13,865       3,452       2,020
                                                              -------    -------     -------     -------

Cash flows from investing activities:
 Purchases of property and equipment.......................      (849)      (937)     (2,950)     (1,511)
 Increase in intangible assets and goodwill................       (25)         -      (3,054)     (1,321)
 Proceeds from collections on notes receivable.............         5      2,705          11       2,716
 Increase in short term investments........................         -          -      (5,000)          -
 Other investing activities, net...........................        66          -         347           -
                                                              -------    -------     -------     -------

     Net cash provided by (used in) investing activities...      (803)     1,768     (10,646)       (116)
                                                              -------    -------     -------     -------

Cash flows from financing activities:
 Proceeds from senior revolving credit line................         -      6,323      16,000      18,323
 Repayment of senior revolving credit line.................         -     (2,000)          -      (2,000)
 Repayment of senior term loans............................    (3,000)    (7,898)     (6,283)    (12,358)
 Repayment of capital leases...............................      (695)      (712)     (1,460)     (1,424)
 Repayment of senior subordinated term loans...............      (500)         -      (1,000)          -
 Other financing activities, net...........................       683        (19)        888         (39)
                                                              -------    -------     -------     -------

     Net cash provided by (used in) financing activities...    (3,512)    (4,306)      8,145       2,502
                                                              -------    -------     -------     -------

Net increase in cash and cash equivalents..................    14,903     11,327         951       4,406

Cash and cash equivalents, at beginning of period..........    35,376     16,124      49,328      23,045
                                                              -------    -------     -------     -------

Cash and cash equivalents, at end of period................   $50,279    $27,451     $50,279     $27,451
                                                              =======    =======     =======     =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)..............................   $ 4,370    $ 3,214    $  6,468    $  6,666
  Federal and state income taxes...........................       794        142         953         320

Non-cash investing and financing activities:
 Equipment acquired under capital lease....................       411        454         411         907

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

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

   ACQUISITIONS. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's acquisitions.

   The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of June 30, 1997. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The pro forma results of operations of the Company for the three months ended June 30, 1996 and six months ended June 30, 1996, assuming the L.J. Melody acquisition had occurred on January 1, 1996, would have been as follows (amounts in thousands except per share data):

                                                   Three Months Ended   Six Months Ended
                                                     June 30, 1996       June 30, 1996
                                                   ------------------   ----------------
   Revenue..................................             $133,607           $247,112

   Net income...............................             $  1,048           $    421

   Net income per common and
      common equivalent share outstanding...             $   0.08           $   0.03

   The Company has signed a definitive agreement to purchase Koll Real Estate Services ("Koll") through a merger subject to approval of shareholders at the annual meeting to be held on August 28, 1997.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

1. ORGANIZATION AND ACQUISITIONS (CONTINUED)

   Under the terms of the agreement, CB Commercial, based in Los Angeles, will exchange approximately 5.6 million shares of its common stock and stock options (as well as warrants to purchase an additional 600,000 shares at $30.00 per share) for all of the outstanding stock and stock options of Koll. The transaction, a tax-free reorganization to be accounted for as a purchase, includes the issuance of equity valued at approximately $133.4 million and the assumption of debt of approximately $50.4 million as of June 30, 1997, and is expected to be accretive to fourth quarter 1997 earnings of CB Commercial. In the third quarter of 1997 CB Commercial expects to record the effects of a reserve for integration and related charges which, together with adjustments in the purchase price related to integration on the Koll side, could be as high as $18.0 million to $20.0 million.

   The merger does not include several other entities which use the Koll name, including Koll Construction, Koll Real Estate Group (the development and investment company) and Koll International (resorts and recreational developments).

   The transaction, which has been approved by the Boards of Directors of both companies, still is subject to approval by shareholders of Koll and CB Commercial. Pending shareholder approval, the companies seek to complete the merger by late August 1997.


2. GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill at June 30, 1997 consisted of $43.4 million related to the 1995 and 1996 acquisitions which is being amortized over an estimated useful life of 30 years and $20.6 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at June 30, 1997 included approximately $2.7 million of deferred financing costs and $6.5 million of intangibles stemming from the L.J. Melody, Westmark and Langdon Rieder acquisitions.

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


3. DEFERRED COMPENSATION PLAN

   Under the Company's Deferred Compensation Plan (the "DCP"), a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the six months ended June 30, 1997, approximately $2.2 million and $767,000 were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of June 30, 1997 were approximately $4.2 million in cash (including interest) and $3.7 million in stock for a total of $7.9 million, all of which was charged to expense in the period of deferral.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

4. INCOME TAXES

   The provision for income taxes for the six month periods ended June 30, 1997 and 1996 was computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income without taking into account anticipated reorganizations which have not yet transpired, including the Koll merger. Reference is made to
Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


5. COMMITMENTS AND CONTINGENCIES

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at June 30, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


6. STOCKHOLDERS' EQUITY

   In February 1997 the Company issued 82,740 shares of its Common Stock with a fair value at date of issuance of approximately $1,872,000 to the Company's Capital Accumulation Plan for the year ended December 31, 1996.

   In June 1997, under the 1996 Equity Incentive Plan, a key employee purchased 35,000 shares of Common Stock at fair market value by delivery of a full recourse promissory note. The related promissory note is also included in stockholders' equity.

   As of June 30, 1997, 13,472,936 shares of Common Stock were outstanding.


7. PER SHARE INFORMATION

   Primary earnings per share is calculated based on weighted average common shares and common stock equivalents, which include dilutive stock options outstanding and, for the three and six months ended June 30, 1996, preferred stock. This calculation also includes all issuances of stock and stock options made within twelve months prior to the Offering as promotional shares for all periods prior to the Offering. Fully diluted earnings per share further assumes the conversion of preferred stock, if dilutive, for the period after the Offering when the preferred stock was no longer considered to be a common stock equivalent.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

7. PER SHARE INFORMATION (CONTINUED)

   The Company recapitalized its various classes of stock in conjunction with the Offering. Weighted average common and common equivalent shares outstanding are comprised of the following:

                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                       -----------------------   -----------------------
                                          1997         1996         1997         1996
                                       ----------   ----------   ----------   ----------
PRIMARY EARNINGS PER SHARE:
Preferred stock:
     Series A-1.....................            -    1,000,000            -    1,000,000
     Series A-2.....................            -    2,000,000            -    2,000,000
     Series A-3.....................            -    1,000,000            -    1,000,000

Common stock:
     Common Stock (post-Offering)...   13,410,119            -   13,354,100            -
     Class B-1 (pre-Offering).......            -    1,854,106            -    1,854,106
     Class B-2 (pre-Offering).......            -    6,066,675            -    5,955,148
     Class C-1 (pre-Offering).......            -      800,000            -      800,000
     Class C-R (pre-Offering).......            -      800,000            -      800,000

Promotional shares..................            -      245,462            -      245,462

Stock options.......................      600,408       40,713      598,351       40,713
                                       ----------   ----------   ----------   ----------

                                       14,010,527   13,806,956   13,952,451   13,695,429
                                       ==========   ==========   ==========   ==========
FULLY DILUTED EARNINGS PER SHARE:
Preferred stock:
     Series A-1.....................            -    1,000,000            -    1,000,000
     Series A-2.....................            -    2,000,000            -    2,000,000
     Series A-3.....................            -    1,000,000            -    1,000,000

Common stock:
     Common Stock (post-Offering)...   13,410,119            -   13,354,100            -
     Class B-1 (pre-Offering).......            -    1,854,106            -    1,854,106
     Class B-2 (pre-Offering).......            -    6,066,675            -    5,955,148
     Class C-1 (pre-Offering).......            -      800,000            -      800,000
     Class C-R (pre-Offering).......            -      800,000            -      800,000

Promotional shares..................            -      245,462            -      245,462

Stock options.......................      696,317       40,713      709,443       40,713
                                       ----------   ----------   ----------   ----------

                                       14,106,436   13,806,956   14,063,543   13,695,429
                                       ==========   ==========   ==========   ==========

   Actual shares of common stock outstanding at June 30, 1997 were 13,472,936.


8. RECLASSIFICATION

   Certain reclassifications, which do not have any effect on net income, have been made to the June 1996 financial statements to conform to the June 1997 presentation.

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

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

   Revenue from Property and User Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large client base tend to minimize the impact of economic cycles on annual revenue. Approximately 55% of the costs and expenses associated with Property and User Services are directly correlated to revenue while approximately 27% of the costs and expenses of Investor Services are directly correlated to revenue.

   The Company has completed three strategic acquisitions since the beginning of 1995 and is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition to the extent possible). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

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

   The $0.25 per share quarterly dividend on the Company's Preferred Stock, which accrues from October 1, 1996, will result, if and when paid, in a cost of $1.0 million per quarter. Until the Company has completed its acquisition program it does not intend to pay dividends on the Preferred Stock. As a consequence, such dividends will accumulate and bear interest, which will be paid on a current basis.

   The Company's revenues are impacted by numerous factors, including the perception of trends in the general economy, interest rate levels and anticipated and actual changes in the federal tax law.

   The Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $25.3 million and $19.3 million for the six months ended June 30, 1997 and 1996, respectively.

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

                                            Quarter Ended June 30,                Six Months Ended June 30,
                                    -------------------------------------   -------------------------------------
                                          1997                1996                1997                1996
                                    -----------------   -----------------   -----------------   -----------------
(Dollars in thousands)
Revenue..........................   $157,958   100.0%   $130,954   100.0%   $292,022   100.0%   $243,695   100.0%
Costs and expenses:
 Commissions, fees and other
   incentives....................     82,521    52.2      66,262    50.6     150,128    51.4     121,269    49.8
 Operating, administrative
   and other.....................     60,206    38.1      53,594    40.9     116,596    39.9     103,154    42.3
 Depreciation and amortization...      3,053     1.9       3,038     2.3       6,174     2.1       6,318     2.6
                                    --------   -----    --------   -----    --------   -----    --------   -----

Operating income.................     12,178     7.8       8,060     6.2      19,124     6.6      12,954     5.3
Interest income..................        587     0.3         354     0.3       1,219     0.4         749     0.3
Interest expense.................      4,104     2.6       5,759     4.4       7,849     2.7      11,687     4.8
                                    --------   -----    --------   -----    --------   -----    --------   -----

Income before provision for
income tax.......................      8,661     5.5       2,655     2.1      12,494     4.3       2,016     0.8

Provision for income tax.........      3,795     2.4         438     0.3       5,355     1.8         390     0.1
                                    --------   -----    --------   -----    --------   -----    --------   -----

Net income.......................   $  4,866     3.1    $  2,217     1.8    $  7,139     2.5    $  1,626     0.7
                                    ========   =====    ========   =====    ========   =====    ========   =====

   The following unaudited tables summarize the revenue, cost and expenses, and operating income by operating segment for the quarter ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996.

                                             Quarter Ended June 30,                     Six Months Ended June 30,
                                   ----------------------------------------    -----------------------------------------
                                        1997                     1996                1997                  1996
                                   -----------------      -----------------    -----------------      ------------------
(Dollars in thousands)
PROPERTY AND USER SERVICES
 Revenue:
   Brokerage.................      $ 92,028    66.2%      $ 79,868    69.6%    $172,168     67.1%     $144,988     68.4%
   Investment Properties.....        34,626    24.9         24,639    21.5       61,324     23.9        47,301     22.3
   Corporate Services........         6,882     5.0          5,114     4.4       12,778      5.0         9,404      4.4
   Property Management.......         4,976     3.6          4,920     4.3        9,648      3.7         9,665      4.6
   Real Estate Market
    Research.................           486     0.3            235     0.2          829      0.3           680      0.3
                                   --------   -----       --------   -----     --------    -----      --------    -----
                                    138,998   100.0        114,776   100.0      256,747    100.0       212,038    100.0
 Costs and expenses:
   Commissions, fees and
     other incentives........        76,797    55.3         62,587    54.5      140,517     54.7       114,438     54.0
   Operating, administrative
     and other...............        50,340    36.2         44,362    38.7       96,731     37.7        84,431     39.8
   Depreciation and
    amortization.............         1,975     1.4          2,336     2.0        4,018      1.6         4,741      2.2
                                   --------   -----       --------   -----     --------    -----      --------    -----
 Operating income............      $  9,886     7.1%      $  5,491     4.8%    $ 15,481      6.0%     $  8,428     4.0%
                                   ========   =====       ========   =====     ========    =====      ========    =====

INVESTOR SERVICES
Mortgage Banking
 Revenue.....................      $  6,674   100.0%      $  3,730   100.0%    $ 11,357    100.0%     $  7,245   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives........         3,416    51.2          1,504    40.3        5,184     45.6         2,839     39.2
   Operating, administrative
     and other...............         2,830    42.4          1,576    42.2        5,580     49.1         3,218     44.4
   Depreciation and
    amortization.............           350     5.2             66     1.8          699      6.2           132      1.8
                                   --------   -----       --------   -----     --------    -----      --------    -----
 Operating income (loss).....      $     78     1.2%      $    584    15.7%    $   (106)   (0.9)%     $  1,056    14.6%
                                   ========   =====       ========   =====     ========    =====      ========    =====

Investment Management and
 Advisory
 Revenue.....................      $  7,046   100.0%      $  7,845   100.0%    $ 14,378    100.0%     $ 16,001   100.0%
 Costs and expenses:
   Operating, administrative
     and other...............         5,609    79.6          5,669    72.2       10,871     75.6        11,632     72.7
   Depreciation and
    amortization.............           695     9.9            602     7.7        1,389      9.7         1,375      8.6
                                   --------   -----       --------   -----     --------    -----      --------    -----
 Operating income............      $    742    10.5%      $  1,574    20.1%    $  2,118     14.7%     $  2,994    18.7%
                                   ========   =====       ========   =====     ========    =====      ========    =====

Valuation and Appraisal
 Services
 Revenue.....................      $  5,240   100.0%      $  4,603   100.0%    $  9,540    100.0%     $  8,411   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives........         2,308    44.1          2,171    47.2        4,427     46.4         3,992     47.5
   Operating, administrative
     and other...............         1,427    27.2          1,987    43.2        3,414     35.8         3,873     46.0
   Depreciation and
    amortization.............            33     0.6             34     0.7           68      0.7            70      0.8
                                   --------   -----       --------   -----     --------    -----      --------    -----
 Operating income............      $  1,472    28.1%      $    411     8.9%    $  1,631     17.1%     $    476     5.7%
                                   ========   =====       ========   =====     ========    =====      ========    =====

TOTAL INVESTOR SERVICES
 Revenue.....................      $ 18,960   100.0%      $ 16,178   100.0%    $ 35,275    100.0%     $ 31,657   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives........         5,724    30.2          3,675    22.7        9,611     27.3         6,831     21.6
   Operating, administrative
     and other...............         9,866    52.0          9,232    57.1       19,865     56.3        18,723     59.1
   Depreciation and
    amortization.............         1,078     5.7            702     4.3        2,156      6.1         1,577      5.0
                                   --------   -----       --------   -----     --------    -----      --------    -----
 Operating income............      $  2,292    12.1%      $  2,569    15.9%    $  3,643     10.3%     $  4,526    14.3%
                                   ========   =====       ========   =====     ========    =====      ========    =====

QUARTER ENDED JUNE 30, 1997, COMPARED TO THE QUARTER ENDED JUNE 30, 1996

   REVENUE on a consolidated basis for the quarter ended June 30, 1997 was $158.0 million, an increase of $27.0 million or 20.6% from $131.0 million for the quarter ended June 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets as well as increasing asset values. The result has been heightened real estate market liquidity.

   Property and User Services revenue was $139.0 million for the quarter ended June 30, 1997, an increase of $24.2 million or 21.1% from $114.8 million for the quarter ended June 30, 1996. Brokerage revenue accounted for $92.0 million, an increase of $12.1 million or 15.2% from $79.9 million, investment properties revenue accounted for $34.6 million, an increase of $10.0 million or 40.5% from $24.6 million and corporate services revenue was $6.9 million, an increase of $1.8 million or 34.6% from $5.1 million. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale and lease transactions closed during the quarter ended June 30, 1997 compared to transactions closed during the quarter ended June 30, 1996.
Property management revenue was $5.0 million for the quarter ended June 30, 1997, an increase of $0.1 million or 1.1% from $4.9 million for the quarter ended June 30, 1996.

   Investor Services revenue was $19.0 million for the quarter ended June 30, 1997, an increase of $2.8 million or 17.2% from $16.2 million for the quarter ended June 30, 1996. Mortgage banking revenue was $6.7 million, an increase of $3.0 million or 78.9% from $3.7 million primarily as a result of the L.J. Melody acquisition. Valuation and appraisal services revenue accounted for $5.2 million, an increase of $0.6 million or 13.8% from $4.6 million. Investment management and advisory revenue was $7.1 million, a decrease of $0.7 million, or 10.2% from $7.8 million, primarily a result of a decrease in fund management fees due to fund liquidations, offset in part by an increase in disposition fees.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the quarter ended June 30, 1997 were $82.5 million, an increase of $16.2 million or 24.4% from $66.3 million for the quarter ended June 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives for the quarter increased from 50.6% in 1996 to 52.2% in 1997. The increase in commissions, fees and other incentives as a percentage of revenue is primarily due to the revenue reduction in investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives as a percent of revenues increased from 53.8% for 1996 to 54.8% for 1997 primarily as a result of higher commission eligibility levels resulting from the revenue increase.

   Property and User Services commissions, fees and other incentives were $76.8 million for the quarter ended June 30, 1997, an increase of $14.2 million or 22.7% from $62.6 million for the quarter ended June 30, 1996, and an increase as a percentage of revenue from 54.5% in 1996 to 55.3% in 1997. The increase is primarily a result of higher commission eligibility levels resulting from the revenue increase.

   Investor Services commissions, fees and other incentives were $5.7 million for the quarter ended June 30, 1997, an increase of $2.0 million or 55.8% from $3.7 million for the quarter ended June 30, 1996. The increase is primarily a result of an increase in mortgage banking commission eligibility resulting from the revenue increase and base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the quarter ended June 30, 1997 was $60.2 million, an increase of $6.6 million or 12.3% from $53.6 million for the quarter ended June 30, 1996, and decreased as a percentage of revenue for such periods from 40.9% to 38.1%. The increase in the amount is consistent with the increased operating activities.

QUARTER ENDED JUNE 30, 1997, COMPARED TO THE QUARTER ENDED JUNE 30, 1996 (CONTINUED)

   Property and User Services operating, administrative and other was $50.3 million for the quarter ended June 30, 1997, an increase of $5.9 million or 13.5% from $44.4 million for the quarter ended June 30, 1996, but decreased as a percentage of revenue from 38.7% to 36.2%. The increase in the amount is a result of additional personnel requirements and business promotional expenses which contributed to the increase in revenue as well as increased incentive compensation award eligibility based on increased operating results.

   Investor Services operating, administrative and other was $9.9 million for the quarter ended June 30, 1997, an increase of $0.7 million or 6.9% from $9.2 million for the quarter ended June 30, 1996, but decreased as a percentage of revenue from 57.1% to 52.0%. The increase in the amount is primarily a result of the L.J. Melody acquisition, offset in part by a decrease in severance payments resulting from the Westmark acquisition.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the quarter ended June 30, 1997 was $3.1 million, an increase of $0.1 million or 3.3% from $3.0 million for the quarter ended June 30, 1996.

   Property and User Services depreciation and amortization was $2.0 million for the quarter ended June 30, 1997, a decrease of $0.3 million or 15.5% from $2.3 million for the quarter ended June 30, 1996 primarily as a result of an increase in fully depreciated assets.

   Investor Services depreciation and amortization was $1.1 million for the quarter ended June 30, 1997, an increase of $0.4 million or 53.6% from $0.7 million for the quarter ended June 30, 1996 as a result of an increase in goodwill and intangible amortization related to the L.J. Melody acquisition.

   OPERATING INCOME on a consolidated basis for the quarter ended June 30, 1997 was $12.2 million, an increase of $4.1 million or 51.1% from $8.1 million for the quarter ended June 30, 1996. The increase in operating income resulted from an increase in revenue of $27.0 million or 20.6% partially offset by a related increase in commission expense of $16.2 million or 24.4%, and a $6.6 million or 12.3% increase in operating expenses as described above.

   Property and User Services operating income was $9.9 million for the quarter ended June 30, 1997, an increase of $4.4 million or 80.0% from $5.5 million for the quarter ended June 30, 1996. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $24.2 million or 21.1% partially offset by a related increase in commission expense of $14.2 million or 22.7%, and a $5.9 million or 13.5% increase in operating expenses as described above.

   Investor Services operating income was $2.3 million for the quarter ended June 30, 1997, a decrease of $0.3 million or 10.8% from $2.6 million for the quarter ended June 30, 1996. The decrease in Investor Services operating income resulted from an increase in commission expense of $2.0 million or 55.8% and a $0.7 million or 6.9% increase in operating expenses as described above, partially offset by improved Investor Services revenue of $2.8 million or 17.2%.

   INTEREST EXPENSE on a consolidated basis for the quarter ended June 30, 1997 was $4.1 million, a decrease of $1.7 million or 28.7% from $5.8 million for the quarter ended June 30, 1996. The decrease is a result of paydowns on senior debt primarily resulting from the IPO and paydowns of Westmark acquisition debt, offset in part by an increase in debt related to the L.J. Melody acquisition.

   NET PROVISION FOR INCOME TAX on a consolidated basis for the quarter ended June 30, 1997 was $3.8 million, compared to $438,000 for the quarter ended June 30, 1996. The 1997 provision is related to higher pretax income and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

QUARTER ENDED JUNE 30, 1997, COMPARED TO THE QUARTER ENDED JUNE 30, 1996 (CONTINUED)

   NET INCOME on a consolidated basis for the quarter ended June 30, 1997 was $4.9 million ($0.28 per share of common stock), an improvement of $2.7 million from $2.2 million ($0.16 per share of common stock) for the quarter ended June 30, 1996. The improvement primarily resulted from a revenue increase of $27.0 million or 20.6% and a $1.7 million or 28.7% decrease in interest expense which was partially offset by a related increase in commission expense of $16.2 million or 24.4%, a $6.6 million or 12.3% increase in operating expenses, and an increase in income tax expense of $3.4 million as described above.


SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

   REVENUE on a consolidated basis for the six months ended June 30, 1997 was $292.0 million, an increase of $48.3 million or 19.8% from $243.7 million for the six months ended June 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets, increasing asset values and, as a result, heightened real estate market liquidity.

   Property and User Services revenue was $256.7 million for the six months ended June 30, 1997, an increase of $44.7 million or 21.1% from $212.0 million for the six months ended June 30, 1996. Brokerage revenue accounted for $172.2 million, an increase of $27.2 million or 18.7% from $145.0 million, investment properties revenue accounted for $61.3 million, an increase of $14.0 million or 29.6% from $47.3 million and corporate services revenue was $12.8 million, an increase of $3.4 million or 35.9% from $9.4 million for the six months ended June 30, 1996. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale transactions closed during the six months ended June 30, 1997 compared to transactions closed during the six months ended June 30, 1996. Although the number of lease transactions declined during the six months ended June 30, 1997 compared to the six months ended June 30, 1996, the average commission amount for lease transactions increased resulting in an overall increase in lease revenues.

   Investor Services revenue was $35.3 million for the six months ended June 30, 1997, an increase of $3.6 million or 11.4% from $31.7 million for the six months ended June 30, 1996. Mortgage banking revenue was $11.4 million, an increase of $4.1 million or 56.8% from $7.3 million primarily as a result of the L.J. Melody acquisition. Valuation and appraisal services revenue accounted for $9.5 million, an increase of $1.1 million or 13.4% from $8.4 million. Investment management and advisory revenue was $14.4 million, a decrease of $1.6 million, or 10.1% from $16.0 million primarily a result of a decrease in fund management and incentive fees due to fund liquidations, offset in part by an increase in disposition fees.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the six months ended June 30, 1997 were $150.1 million, an increase of $28.8 million or 23.8% from $121.3 million for the six months ended June 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives increased from 49.8% in 1996 to 51.4% in 1997. The increase in commissions, fees and other incentives as a percentage of revenue is primarily due to the lower revenues in investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives as a percent of revenues increased from 53.3% for 1996 to 54.1% for 1997 primarily as a result of higher commission eligibility levels resulting from the revenue increase.

   Property and User Services commissions, fees and other incentives were $140.5 million for the six months ended June 30, 1997, an increase of $26.1 million or 22.8% from $114.4 million for the six months ended June 30, 1996, an increase as a percentage of revenue from 54.0% in 1996 to 54.7% in 1997 primarily as a result of higher commission eligibility levels resulting from the revenue increase.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (CONTINUED)

   Investor Services commissions, fees and other incentives were $9.6 million for the six months ended June 30, 1997, an increase of $2.7 million or 40.7% from $6.9 million for the six months ended June 30, 1996. The increase is primarily a result of an increase in mortgage banking commission eligibility resulting from the revenue increase and base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the six months ended June 30, 1997 was $116.6 million, an increase of $13.4 million or 13.0% from $103.2 million for the six months ended June 30, 1996, and decreased as a percentage of revenue for such periods from 42.3% to 39.9%. The increase in the amount is consistent with increased operating activity.

   Property and User Services operating, administrative and other was $96.7 million for the six months ended June 30, 1997, an increase of $12.3 million or 14.6% from $84.4 million for the six months ended June 30, 1996, but decreased as a percentage of revenue from 39.8% to 37.7%. The increase in the amount is a result of additional personnel requirements and business promotional expenses which contributed to the increase in revenue as well as an increased incentive compensation award eligibility based on increased operating results.

   Investor Services operating, administrative and other was $19.9 million for the six months ended June 30, 1997, an increase of $1.1 million or 6.1% from $18.8 million for the six months ended June 30, 1996, but decreased as a percentage of revenue from 59.1% to 56.3%. The increase in the amount is primarily a result of the L.J. Melody acquisition, offset in part by a decrease in severance payments resulting from the Westmark acquisition.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the six months ended June 30, 1997 was $6.2 million, a decrease of $0.1 million or 2.3% from $6.3 million for the six months ended June 30, 1996.

   Property and User Services depreciation and amortization was $4.0 million for the six months ended June 30, 1997, a decrease of $0.7 million or 15.2% from $4.7 million for the six months ended June 30, 1996 primarily a result of an increase in fully depreciated assets.

   Investor Services depreciation and amortization was $2.2 million for the six months ended June 30, 1997, an increase of $0.6 million or 36.7% from $1.6 million for the six months ended June 30, 1996 as a result of an increase in goodwill and intangible amortization related to the L.J. Melody acquisition.

   OPERATING INCOME on a consolidated basis for the six months ended June 30, 1997 was $19.1 million, an increase of $6.1 million or 47.6% from $13.0 million for the six months ended June 30, 1996. The increase in operating income resulted from an increase in revenue of $48.3 million or 19.8% partially offset by a related increase in commission expense of $28.8 million or 23.8%, and a $13.4 million or 13.0% increase in operating expenses as described above.

   Property and User Services operating income was $15.5 million for the six months ended June 30, 1997, an increase of $7.0 million or 83.7% from $8.5 million for the six months ended June 30, 1996. The increase in Property and User Services operating income resulted from an increase in Property and User Services revenue of $44.7 million or 21.1% partially offset by a related increase in commission expense of $26.1 million or 22.8%, and a $12.3 million or 14.6% increase in operating expenses as described above.

   Investor Services operating income was $3.6 million for the six months ended June 30, 1997, a decrease of $0.9 million or 19.5% from $4.5 million for the six months ended June 30, 1996. The decrease in Investor Services operating income resulted from an increase in commission expense of $2.7 million or 40.7%, and a $1.1 million or 6.1% increase in operating expenses as described above, partially offset by improved Investor Services revenue of $3.6 million or 11.4%.

SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996 (CONTINUED)

   INTEREST EXPENSE on a consolidated basis for the six months ended June 30, 1997 was $7.8 million, a decrease of $3.9 million or 32.8% from $11.7 million for the six months ended June 30, 1996. The decrease is a result of paydowns on the senior debt primarily resulting from the IPO and paydowns of Westmark acquisition debt, offset in part by an increase in debt related to the L.J. Melody acquisition.

   NET PROVISION FOR INCOME TAX on a consolidated basis for the six months ended June 30, 1997 was $5.4 million, compared to $390,000 for the six months ending June 30, 1996. The 1997 provision is related to positive pretax income and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

   NET INCOME on a consolidated basis for the six months ended June 30, 1997 was $7.1 million ($0.37 per share of common stock), an improvement of $5.5 million from $1.6 million ($0.12 per share of common stock) for the six months ended June 30, 1996. The improvement primarily resulted from a revenue increase of $48.3 million or 19.8% and a $3.9 million or 33.3% decrease in interest expense which was partially offset by a related increase in commission expense of $28.8 million or 23.8%, a $13.4 million or 13.0% increase in operating expenses, and an increase in income tax expense of $5.0 million as described above.


LIQUIDITY AND CAPITAL RESOURCES -

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds, and borrowings under a revolving credit facility. In order to finance the acquisition of CB Commercial Real Estate Group, Inc. and related expenses, in April 1989 the Company incurred borrowings of $251.0 million, which included $170.0 million under a senior secured credit agreement (the "Senior Secured Credit Agreement") and $81.0 million under a senior subordinated credit agreement (the "Senior Subordinated Credit Agreement"). As of June 30, 1997, the Company had outstanding $50.2 million under the Senior Secured Credit Agreement and $16.0 million under a revolving credit facility ("Revolving Credit Facility A"), no amounts outstanding under its second revolving credit facility ("Revolving Credit Facility B" and together with Revolving Credit Facility A, the "Revolving Credit Facilities") and $65.9 million under the Senior Subordinated Credit Agreement. In addition, as of June 30, 1997 the Company had outstanding other long-term indebtedness, consisting primarily of acquisition debt, totaling approximately $40.4 million.

   In connection with the Offering, the senior secured lenders agreed to amend the terms of the Senior Secured Credit Agreement. As amended, the Company is required to make quarterly principal payments of $2.625 million which commenced March 31, 1997 with a final payment of $5.5 million on December 31, 2001. As amended, the senior indebtedness bears interest at the rate of LIBOR plus 2.5%, all of which interest is payable currently. Revolving Credit Facility A permits maximum borrowings of $20.0 million which must be paid off in full for at least 30 consecutive days in each year commencing with 1997. Revolving Credit Facility B is a facility that can be used for acquisitions and will bear interest at LIBOR plus 300 basis points. In connection with the pending Koll transaction, the Company and its lenders increased Revolving Credit Facility B from $10.0 million to $50.0 million in May of 1997. The increased commitment continues for six months, at which time any amount above $10.0 million must be repaid.

   In order to refinance substantially all of the Company's outstanding debt, to provide for the refinancing of substantially all debt of Koll Real Estate Services to be assumed pursuant to the merger, and to provide additional borrowing capacity for the Company for general corporate purposes (including acquisitions), the Company has received a commitment from Bank of America National Trust and Savings Association to provide a $300.0 million five-year revolving credit facility initially priced at LIBOR plus 100 basis points.
Final documentation is being negotiated and a definitive credit agreement is expected to be signed before the end of August.

   Also in connection with the Offering, the senior subordinated credit terms were amended. As amended, interest is payable on a current basis commencing January 1, 1997 and the entire amount outstanding under the Senior Subordinated Credit Agreement is due on July 23, 2002. The senior subordinated indebtedness bears interest at a rate of LIBOR plus 1.25% from January 1, 1997 through December 31, 1998, LIBOR plus 2.0% during 1999, LIBOR plus 3.0% during 2000 and LIBOR plus 4.0% during 2001 and subsequent periods. Interest in excess of LIBOR plus 1.25% will be deferred and added to the principal balance of the senior subordinated indebtedness until the final maturity of the senior subordinated indebtedness. Interest payments on outstanding senior subordinated debt had been deferred since June 1994 until the payment in full of the senior secured debt.

   The Company expects to have capital expenditures of approximately $5.0 million in 1997, exclusive of acquisitions, for leasehold improvements of relocated offices resulting from lease expirations, furniture and equipment and technology-related hardware and software purchases. In connection with the Westmark acquisition, the sellers may be entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy these obligations as well as working capital requirements from internally generated cash flow, borrowings under the Revolving Credit Facilities or any replacement credit facilities and, with respect to acquisitions that require cash, seller financing and third-party borrowing. The Company has reached an agreement in principal to buy out the Westmark supplemental purchase price and a related incentive plan for $13.5 million. There can be no assurance that this buyout will be consummated.

   Effective October 1996, a dividend on the Company's preferred stock was reinstated. The $0.25 per share quarterly dividend on the Company's Preferred Stock has accrued from October 1, 1996, and will result, if and when paid, in a cost of $1.0 million per quarter. Until the Company has completed its acquisition program (which could take several years) it does not intend to pay dividends on the Preferred Stock.

   The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to fund its operations for at least the next twelve months.


CASH FLOWS

   Net cash provided by operating activities was $19.2 million for the quarter ended June 30, 1997 compared to $13.9 million for the quarter ended June 30, 1996. The increase primarily resulted from an increase in net income before reserves for bonus, profit sharing and income taxes offset in part by payment of prior quarter end accrued liabilities.

   Net cash provided by (used in) investing activities was a use of $0.8 million for the quarter ended June 30, 1997 compared to $1.8 million that was provided in the quarter ended June 30, 1996. The 1996 amount reflected a $2.7 million note receivable collection in 1996.

   Net cash used in financing activities was $3.5 million for the quarter ended June 30, 1997 compared to $4.3 million for the quarter ended June 30, 1996. The $0.8 million decrease in cash used in financing resulted primarily from the $4.9 million decrease in senior term loan principal payment requirements, offset in part by a net decrease of $4.3 million in borrowings under the senior revolving credit line in 1997 over 1996.

   Net cash used in operating activities was $3.5 million for the six months ended June 30, 1997 compared to $2.0 million for the six months ended June 30, 1996. The $0.7 million increase primarily resulted from an increase in net income before reserves for bonus, profit sharing and income taxes offset significantly by payment of prior year end accrued liabilities during the first quarter of the year.

   Net cash used in investing activities was $10.6 million for the six months ended June 30, 1997 compared to $116,000 for the six months ended June 30, 1996 as a result of additional supplemental purchase price payments to the Westmark and L.J. Melody sellers, an increase in purchases of property and equipment in 1997 and an increase in short term investments in 1997.

   Net cash provided by financing activities was $8.1 million for the six months ended June 30, 1997 compared to $2.5 million for the six months ended June 30, 1996. The $5.6 million increase in cash provided by financing resulted primarily from the $6.1 million decrease in senior term loan principal payment requirements, offset in part by a $1.0 million increase in scheduled repayments on the Westmark senior subordinated term loan in 1997 over 1996.


RECENT LITIGATION

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company will do. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at June 30, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A) EXHIBITS

        27 - Financial Data Schedule

    (B) REPORTS ON FORM 8-K

        None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.


       Date:  August 13, 1997         /s/ Ronald J. Platisha
                                     _________________________________
                                           Ronald J. Platisha
                                        Executive Vice President,
                                      Principal Accounting Officer