Form 10-Q
period 1997-09-30
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1997-11-14
CIK 852203

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    x     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
  -----   Exchange Act of 1934

          For the quarterly period ended September 30, 1997

  _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition Period from____________ to ________________

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


Number of shares of common stock outstanding at November 14, 1997 was 18,736,591.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                              SEPTEMBER 30, 1997

                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of September 30, 1997 (Unaudited) and December 31, 1996............   3

         Unaudited Consolidated Statements of Operations for the three months ended
         September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996.............   4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months
         ended September 30, 1997 and 1996 and for the nine months ended September 30, 1997 and 1996.......   5

         Notes to Consolidated Condensed Financial Statements..............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............  12


PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............................................  31

Item 6.  Exhibits and Reports on Form 8-K..................................................................  33

Signatures.................................................................................................  34

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                                                              September 30,    December 31,
                                                                                   1997            1996
                                                                              --------------   -------------
                                                                                (Unaudited)
                                 ASSETS
Current Assets:
 Cash and cash equivalents.................................................       $  43,623       $  49,328
 Short term investments....................................................           6,400           1,400
 Receivables, less allowance of $8,164 and $4,423 for doubtful
  accounts at September 30, 1997 and December 31, 1996, respectively.......          66,374          40,927
 Deferred taxes............................................................          18,332          16,257
 Prepaid expenses and other................................................           5,982           5,009
                                                                                  ---------       ---------
  Total current assets.....................................................         140,711         112,921
Property and equipment, net................................................          46,039          40,835
Goodwill, net of accumulated amortization of $11,860 and $7,563 as of
 September 30, 1997 and December 31, 1996, respectively....................         201,916          65,362
Other intangible assets, net of accumulated amortization of $259,725 and
 $254,516 as of September 30, 1997 and December 31, 1996, respectively.....          44,819          10,521
Inventoried property.......................................................           7,355           7,355
Deferred taxes.............................................................          35,829          35,146
Other assets, net..........................................................          21,152           5,773
                                                                                  ---------       ---------
  Total assets.............................................................       $ 497,821       $ 277,913
                                                                                  =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits........................................       $  38,007       $  38,747
 Accounts payable and accrued expenses.....................................          63,840          26,989
 Reserve for bonus and profit sharing......................................          18,596          21,414
 Current maturities of long-term debt......................................           9,135          15,314
 Current portion of capital lease obligations..............................           1,726           2,510
                                                                                  ---------       ---------
  Total current liabilities................................................         131,304         104,974
                                                                                  ---------       ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................         171,551          65,528
 Senior subordinated term loans............................................               -          72,872
 Inventoried property loan.................................................           7,470           7,470
 Other long-term debt......................................................           3,265           2,659
                                                                                  ---------       ---------
  Total long-term debt.....................................................         182,286         148,529
                                                                                  ---------       ---------
Other long-term liabilities................................................          33,426          25,830
                                                                                  ---------       ---------
  Total liabilities........................................................         347,016         279,333
                                                                                  ---------       ---------

Minority interest..........................................................          12,390              95

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value...........................................              40              40
 Common stock, $.01 par value..............................................             187             133
 Additional paid-in capital................................................         333,730         198,026
 Notes receivable from sale of stock.......................................          (5,931)         (5,109)
 Accumulated deficit.......................................................        (189,611)       (194,605)
                                                                                  ---------       ---------
  Total stockholders' equity (deficit).....................................         138,415          (1,515)
                                                                                  ---------       ---------
  Total liabilities and stockholders' equity (deficit).....................       $ 497,821       $ 277,913
                                                                                  =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)

                                                                   Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                             -------------------------------   -----------------------------
                                                                  1997             1996           1997            1996
                                                             --------------   --------------   -----------   ---------------
Revenue...................................................     $   177,520      $   147,168    $   469,542      $   390,863

Costs and Expenses:
   Commissions, fees and other incentives.................          87,825           74,196        237,953          195,465
   Operating, administrative and other....................          68,809           56,042        185,405          159,196
   Merger related and other non-recurring costs...........          12,924                -         12,924                -
   Depreciation and amortization..........................           6,098            3,431         12,272            9,749
                                                               -----------      -----------    -----------      -----------
Operating income..........................................           1,864           13,499         20,988           26,453
Interest income...........................................             740              286          1,959            1,035
Interest expense..........................................           4,158            6,196         12,007           17,883
                                                               -----------      -----------    -----------      -----------

Income (loss) before provision (benefit) for income tax
 and extraordinary items..................................          (1,554)           7,589         10,940            9,605

Provision (benefit) for income tax........................            (569)           4,220          4,786            4,610

Reduction of valuation allowances.........................               -          (40,400)             -          (40,400)
                                                               -----------      -----------    -----------      -----------

Net provision (benefit) for income tax....................            (569)         (36,180)         4,786          (35,790)
                                                               -----------      -----------    -----------      -----------

Income (loss) before extraordinary items..................            (985)          43,769          6,154           45,395

Extraordinary items, net..................................             951                -            951                -
                                                               -----------      -----------    -----------      -----------

Net income (loss).........................................     $    (1,936)     $    43,769    $     5,203      $    45,395
                                                               ===========      ===========    ===========      ===========

Net income (loss) applicable to common stockholders.......     $    (2,936)     $    43,769    $     2,203      $    45,395
                                                               ===========      ===========    ===========      ===========

Primary earnings (loss) per share.........................     $     (0.18)     $      3.11    $      0.15      $      3.29
                                                               ===========      ===========    ===========      ===========

Weighted average shares outstanding for primary
 earnings per share.......................................      16,231,033       14,060,957     14,663,028       13,815,434
                                                               ===========      ===========    ===========      ===========

Fully diluted earnings (loss) per share...................     $     (0.18)     $      3.11    $      0.15      $      3.29
                                                               ===========      ===========    ===========      ===========

Weighted average shares outstanding for fully diluted
 earnings per share.......................................      16,244,001       14,060,957     14,753,539       13,815,434
                                                               ===========      ===========    ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                               Three Months Ended       Nine Months Ended
                                                                   September 30,          September 30,
                                                              ---------------------   ----------------------
                                                                1997        1996        1997         1996
                                                              ---------   ---------   ---------    ---------
Cash flows from operating activities:
 Net income (loss).........................................   $ (1,936)   $ 43,769    $  5,203     $ 45,395
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization............................      6,098       3,431      12,272        9,749
  Deferred interest........................................          -       2,248           -        6,515
  Deferred compensation....................................      1,342         613       4,170        1,672
  Deferred taxes...........................................       (709)    (36,906)      4,067      (36,906)
 Changes in reserve for bonus and profit sharing...........      9,439       7,203      (5,000)        (365)
 Net change in other operating assets and liabilities......      8,094       1,792       5,068       (1,890)
                                                              --------    --------    --------     --------
     Net cash provided by operating activities.............     22,328      22,150      25,780       24,170
                                                              --------    --------    --------     --------
Cash flows from investing activities:
 Purchases of property and equipment.......................       (940)       (791)     (3,890)      (2,302)
 Increase in intangible assets and goodwill................     (4,306)          -      (7,360)      (1,321)
 Proceeds from collections on notes receivable.............      2,225           5       2,236        2,721
 Increase in short term investments........................          -           -      (5,000)           -
 Acquisition of businesses including net assets
  acquired and goodwill, net...............................      3,216      (8,625)      3,216       (8,625)
 Other investing activities, net...........................        135          10         482           10
                                                              --------    --------    --------     --------
     Net cash provided by (used in) investing activities...        330      (9,401)    (10,316)      (9,517)
                                                              --------    --------    --------     --------
Cash flows from financing activities:
 Proceeds from senior revolving credit line................          -       2,677      16,000       21,000
 Repayment of senior revolving credit line.................    (16,000)    (11,000)    (16,000)     (13,000)
 Proceeds from senior term loan............................    155,000           -     155,000            -
 Repayment of senior term loans............................    (51,167)     (5,875)    (57,450)     (18,233)
 Repayment of senior subordinated term loan................    (73,872)       (512)    (74,872)        (512)
 Proceeds from other loans.................................        125          90         125           90
 Repayment of other loans..................................    (41,139)          -     (41,178)         (39)
 Repayment of capital leases...............................       (671)       (743)     (2,131)      (2,167)
 Other financing activities, net...........................     (1,590)         66        (663)          66
                                                              --------    --------    --------     --------
     Net cash used in financing activities.................    (29,314)    (15,297)    (21,169)     (12,795)
                                                              --------    --------    --------     --------
Net increase (decrease) in cash and cash equivalents.......     (6,656)     (2,548)     (5,705)       1,858

Cash and cash equivalents, at beginning of period..........     50,279      27,451      49,328       23,045
                                                              --------    --------    --------     --------
Cash and cash equivalents, at end of period................   $ 43,623    $ 24,903    $ 43,623     $ 24,903
                                                              ========    ========    ========     ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)..............................   $  4,451    $  3,315    $ 10,919     $  9,981
  Federal and state income taxes...........................        981         302       1,934          622

Non-cash investing and financing activities:
 Proceeds from note from Melody prior owners...............          -       3,677           -        3,677
 Equipment acquired under capital lease....................        411         348         822        1,255
 Acquisition of Koll.......................................    132,875           -     132,875            -

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

   NATURE OF OPERATIONS. The Company provides a full range of services to commercial real estate tenants, owners, and investors including: (i) brokerage (facilitating leases and non-investment sales) ("Brokerage Services"), (ii) corporate services (including facilities management and outsourcing) and property management (collectively, "Corporate & Institutional Management Services"), and (iii) investment property services (acquisitions and sales on behalf of investors), mortgage banking (mortgage loan origination and servicing), investment management and advisory services, valuation and appraisal services and real estate market research (collectively, "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

   ACQUISITIONS. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's acquisitions prior to 1997.

   On August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. Under the terms of the agreement, CB Commercial exchanged 5,187,737 shares of its common stock and 407,087 stock options, as well as warrants to purchase an additional 599,967 shares at $30.00 per share, subject to adjustment, for all of the outstanding stock and stock options of Koll. The transaction, a tax-free reorganization accounted for as a purchase, resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997, and is expected to be accretive to fourth quarter 1997 earnings of CB Commercial. In the third quarter of 1997 CB Commercial recorded the effects of a charge for merger related costs of $11.2 million. These charges represent $8.8 million of accrued merger costs including costs of future lease obligations on redundant assets and severance costs and $2.4 million of merger related incentive payments to Westmark sellers.

   The merger did not include several other entities which use the Koll name, including, but not limited to, Koll Construction, Koll Real Estate Group (the development and investment company) and Koll International (resorts and recreational developments).

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

1. ORGANIZATION AND ACQUISITIONS (CONTINUED)

   The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of September 30, 1997. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The pro forma results of operations of the Company for the three months ended September 30, 1996 and nine months ended September 30, 1996, assuming the L.J. Melody and Koll Real Estate Services acquisitions had occurred on January 1, 1996, would have been as follows (amounts in thousands except per share data):

                                                           Three Months Ended           Nine Months Ended
                                                              September 30,                September 30,
                                                      --------------------------   ---------------------------
                                                          1997          1996           1997           1996
                                                      ------------   -----------   ------------    -----------
    Revenue........................................   $   199,578    $   177,456   $   557,229     $   477,319

    Net income (loss) before extraordinary items...   $   (17,864)   $    42,998   $   (13,090)    $    42,704

    Net income (loss) before extraordinary items
       applicable to common stockholders...........   $   (18,864)   $    42,998   $   (16,090)    $    42,704

    Net income (loss) before extraordinary items
       per common and common equivalent share
       outstanding.................................   $     (1.01)   $      2.22   $     (0.86)    $      2.25

    Weighted average common and common
       equivalent shares outstanding...............    18,724,313     19,338,995    18,588,928      19,003,171

   In October 1997, the Company and Whittier Partners Group finalized an agreement to create a jointly owned enterprise. CB Commercial/Whittier Partners, LP ("CBC/Whittier") combined the businesses of Whittier Partners of Boston, Farley Whittier Partners of Hartford and New Haven, and the New England operations of CB Commercial and Koll Real Estate Services.


2. GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill at September 30, 1997 consisted of $181.4 million related to the 1995, 1996 and 1997 acquisitions which is being amortized over an estimated useful life of 30 years and $20.5 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at September 30, 1997 included approximately $2.3 million of deferred financing costs and $42.5 million of intangibles stemming from the L.J. Melody, Westmark and Koll acquisitions.

   The Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets. In the third quarter 1997, the Company wrote off the Langdon Rieder goodwill of $2.1 million which has been recorded to amortization expense in the accompanying statement of operations.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

3. DEFERRED COMPENSATION PLAN

   Under the Company's Deferred Compensation Plan (the "DCP"), a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the nine months ended September 30, 1997, approximately $3.3 million and $1.1 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of September 30, 1997 were approximately $5.3 million in cash (including interest) and $4.0 million in stock for a total of $9.3 million, all of which was charged to expense in the period of deferral.


4. INCOME TAXES

   The provision for income taxes for the nine month periods ended September 30, 1997 and 1996 was computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and was based on projections of total year pretax income. Reference is made to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


5. COMMITMENTS AND CONTINGENCIES

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at September 30, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


6. STOCKHOLDERS' EQUITY

   In February 1997, the Company issued 82,740 shares of its Common Stock with a fair value at date of issuance of approximately $1,872,000 to the Company's Capital Accumulation Plan for the year ended December 31, 1996.

   In June 1997, under the 1996 Equity Incentive Plan, a key employee purchased 35,000 shares of Common Stock at fair market value by delivery of a full recourse promissory note. The related promissory note is also included in stockholders' equity.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)

   In August 1997, in conjunction with the Koll acquisition, the Company approved the assumption of the options outstanding under the KMS (Koll) Holding Company Amended 1994 Stock Option Plan (now known as the CBC Substitute Option Plan ("CBCSP")), the Koll Acquisition Stock Option Plan ("KASOP") and the issuance of warrants.

   Under the CBCSP, 407,087 stock options were issued with exercise prices ranging from $12.89 to $18.04 in exchange for existing Koll options. These options were immediately exercisable. As of September 30, 1997, 33,762 options have been exercised.

   Under the KASOP, 550,000 stock options were issued to former senior executives of Koll who became employees or directors of the Company. 300,000 stock options have an exercise price of $22.75 and vest over three years beginning April 22, 2000. 250,000 options were immediately exercisable at $36.75. As of September 30, 1997, 550,000 options were outstanding.

   Of the outstanding warrants, 43,644 are attached to Common Stock obtainable under the CBCSP and 556,323 are attached to shares of outstanding Common Stock. Each warrant is exercisable into one share of Common Stock at an exercise price of $30.00 (subject to adjustment) commencing on August 28, 2000 and expiring on August 27, 2004. As of September 30, 1997, 599,967 warrants were outstanding.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

7. PER SHARE INFORMATION

   Primary earnings per share is calculated based on weighted average common shares and common stock equivalents, which include dilutive stock options and warrants outstanding and, for the three and nine months ended September 30, 1996, preferred stock. This calculation also includes all issuances of stock and stock options made within twelve months prior to the Offering as promotional shares for all periods prior to the Offering. Fully diluted earnings per share further assumes the conversion of preferred stock, if dilutive, for the period after the Offering when the preferred stock was no longer considered to be a common stock equivalent.

   The Company recapitalized its various classes of stock in conjunction with the Offering. Weighted average common and common equivalent shares outstanding are comprised of the following:

                                            Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                       -----------------------------   --------------------------
                                           1997            1996           1997           1996
                                       -------------   -------------   ----------    ------------
PRIMARY EARNINGS PER SHARE:
Preferred stock:
     Series A-1.....................               -       1,000,000            -       1,000,000
     Series A-2.....................               -       2,000,000            -       2,000,000
     Series A-3.....................               -       1,000,000            -       1,000,000

Common stock:
     Common Stock (post-Offering)...      15,419,930               -   14,012,514               -
     Class B-1 (pre-Offering).......               -       1,854,126            -       1,854,113
     Class B-2 (pre-Offering).......               -       6,324,782            -       6,079,259
     Class C-1 (pre-Offering).......               -         800,000            -         800,000
     Class C-R (pre-Offering).......               -         800,000            -         800,000

Promotional shares..................               -         245,462            -         245,462

Stock options and warrants..........         811,103          36,587      650,514          36,600
                                          ----------      ----------   ----------      ----------
                                          16,231,033      14,060,957   14,663,028      13,815,434
                                          ==========      ==========   ==========      ==========
FULLY DILUTED EARNINGS PER SHARE:
Preferred stock:
     Series A-1.....................               -       1,000,000            -       1,000,000
     Series A-2.....................               -       2,000,000            -       2,000,000
     Series A-3.....................               -       1,000,000            -       1,000,000

Common stock:
     Common Stock (post-Offering)...      15,419,931               -   14,012,515               -
     Class B-1 (pre-Offering).......               -       1,854,126            -       1,854,113
     Class B-2 (pre-Offering).......               -       6,324,782            -       6,079,259
     Class C-1 (pre-Offering).......               -         800,000            -         800,000
     Class C-R (pre-Offering).......               -         800,000            -         800,000

Promotional shares..................               -         245,462            -         245,462

Stock options and warrants..........         824,070          36,587      741,024          36,600
                                          ----------      ----------   ----------      ----------
                                          16,244,001      14,060,957   14,753,539      13,815,434
                                          ==========      ==========   ==========      ==========

   Actual shares of common stock outstanding at September 30, 1997 were 18,726,935.


8. RECLASSIFICATION

   Certain reclassifications, which do not have any effect on net income, have been made to the September 1996 financial statements to conform to the September 1997 presentation.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

9. SUBSEQUENT EVENT

   In October 1997, the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition for $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of a contingent note and is included in merger related and other non-recurring costs in the accompanying statements of operations.

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

   The Company provides integrated real estate services. With the acquisition and integration of Koll Real Estate Services, CB Commercial has restructured into three global business units to best serve clients, as well as better reflect market opportunities, and to encourage better investment community understanding of Company prospects. The three units are Brokerage Services, Corporate & Institutional Management Services and Financial Services. For the current quarter, the Company will report business segment data in both the new and old segment formats. Commencing with the fourth quarter, the Company will be reporting only on the new basis. Brokerage Services consists of brokerage (facilitating leases and non-investment sales). Corporate & Institutional Management Services consists of corporate services (including facilities management and outsourcing) and property management. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage banking (mortgage loan origination and servicing) through L.J. Melody & Company ("L.J. Melody"), investment management and advisory services through Westmark Realty Advisors L.L.C. ("Westmark"), valuation and appraisal services and real estate market research.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending December 31, 1997 or for any future period.

   Revenue from Brokerage Services and the investment properties component of Financial Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large client base tend to minimize the impact of economic cycles on annual revenue. Approximately 56.0% and 57.4% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services, respectively, are directly correlated to revenue while approximately 24.8% of the costs and expenses of Financial Services, excluding investment properties, are directly correlated to revenue.

   The Company has completed four strategic acquisitions since the beginning of 1995 and is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition to the extent possible). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

   On August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. Under the terms of the agreement, CB Commercial exchanged 5,187,737 shares of its common stock and 407,087 stock options, as well as warrants to purchase an additional 599,967 shares at $30.00 per share, subject to adjustment, for all of the outstanding stock and stock options of Koll. The transaction, a tax-free reorganization accounted for as a purchase, resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997, and is expected to be accretive to fourth quarter 1997 earnings of CB Commercial. In the third quarter of 1997 CB Commercial recorded the effects of a charge for merger related costs of $11.2 million. These charges represent $8.8 million of accrued merger costs of future lease obligations on redundant assets and severance costs and $2.4 million of merger related incentive payments to Westmark sellers.

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

   The Company's earnings before interest, income taxes, depreciation, amortization ("EBITDA"), and before merger-related and other non-recurring costs of $12.9 million and extraordinary items of $1.0 million was $46.2 million and $36.2 million for the nine months ended September 30, 1997 and 1996, respectively.

   EBITDA effectively removes the impact of certain non-cash charges on income such as depreciation and amortization of intangible assets relating to acquisitions, merger-related and other non-recurring costs, extraordinary items and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

RESULTS OF OPERATIONS -

   The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                             Quarter Ended September 30,             Nine Months Ended September 30,
                                        --------------------------------------   --------------------------------------
                                              1997                 1996                1997                1996
                                        -----------------    -----------------    ----------------    -----------------
                                                                     (Dollars in thousands)
Revenue..............................   $177,520    100.0%   $147,168    100.0%   $469,542   100.0%   $390,863    100.0%
Costs and expenses:
   Commissions, fees and other
     incentives......................     87,825     49.5      74,196     50.4     237,953    50.7     195,465     50.0
   Operating, administrative
     and other.......................     68,809     38.8      56,042     38.1     185,405    39.5     159,196     40.7
   Merger related and other
     non-recurring costs.............     12,924      7.3           -        -      12,924     2.8           -        -
   Depreciation and amortization.....      6,098      3.4       3,431      2.3      12,272     2.5       9,749      2.5
                                        --------    -----    --------    -----    --------   -----    --------    -----

Operating income.....................      1,864      1.0      13,499      9.2      20,988     4.5      26,453      6.8
Interest income......................        740      0.4         286      0.2       1,959     0.4       1,035      0.3
Interest expense.....................      4,158      2.3       6,196      4.2      12,007     2.6      17,883      4.6
                                        --------    -----    --------    -----    --------   -----    --------    -----

Income (loss) before provision
 (benefit) for income tax and
 extraordinary items.................     (1,554)    (0.9)      7,589      5.2      10,940     2.3       9,605      2.5

Provision (benefit) for income tax...       (569)    (0.3)      4,220      2.9       4,786     1.0       4,610      1.2

Reduction of valuation allowances....          -        -     (40,400)   (27.5)          -       -     (40,400)   (10.3)
                                        --------    -----    --------    -----    --------   -----    --------    -----

Net provision (benefit) for income
 tax.................................       (569)    (0.3)    (36,180)   (24.6)      4,786     1.0     (35,790)    (9.2)
                                        --------    -----    --------    -----    --------   -----    --------    -----

Income (loss) before
 extraordinary items.................       (985)    (0.6)     43,769     29.7       6,154     1.3      45,395     11.6

Extraordinary items, net.............        951      0.5           -        -         951     0.2           -        -
                                        --------    -----    --------    -----    --------   -----    --------    -----

Net income (loss)....................   $ (1,936)   (1.1)%   $ 43,769     29.7%   $  5,203     1.1%   $ 45,395     11.6%
                                        ========    =====    ========    =====    ========   =====    ========    =====

NEW SEGMENT DATA PRESENTATION

   Historically, the Company's operations have been classified into two segments: Property & User Services and Investor Services. After the Koll merger, the Company reorganized its operations to better respond to market conditions. As a result, the Company now operates as three business segments:
Brokerage Services, Corporate & Institutional Management Services and Financial Services. The following unaudited tables summarize the revenue, cost and expenses, and operating income in the current operating segment format for the quarter ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996.

                                          Quarter Ended September 30,           Nine Months Ended September 30,
                                      -----------------------------------    ------------------------------------
                                             1997                1996               1997              1996
                                      ----------------    ---------------    ----------------    ----------------
                                                                 (Dollars in thousands)
BROKERAGE SERVICES
  Revenue..........................   $102,760   100.0%   $86,911   100.0%   $282,126   100.0%   $233,490   100.0%
  Costs and expenses:
    Commissions, fees and
      other incentives.............     57,280    55.7     47,969    55.2     157,977    56.0     130,076    55.7
    Operating, administrative
      and other....................     33,228    32.3     29,264    33.7      96,174    34.1      84,856    36.3
    Depreciation and amortization..      3,636     3.6      1,834     2.1       6,560     2.3       5,512     2.4
                                      --------   -----    -------   -----    --------   -----    --------   -----
  Operating income.................   $  8,616     8.4%   $ 7,844     9.0%   $ 21,415     7.6%   $ 13,046     5.6%
                                      ========   =====    =======   =====    ========   =====    ========   =====
CORPORATE & INSTITUTIONAL
 MANAGEMENT SERVICES
  Revenue..........................   $ 26,433   100.0%   $17,094   100.0%   $ 60,571   100.0%   $ 47,015   100.0%
  Costs and expenses:
    Commissions, fees and
      other incentives.............      9,878    37.4      7,766    45.4      25,873    42.7      20,713    44.1
    Operating, administrative
      and other....................     14,834    56.1      8,698    50.9      30,878    51.0      23,075    49.1
    Depreciation and amortization..        850     3.2        217     1.3       1,292     2.1         684     1.4
                                      --------   -----    -------   -----    --------   -----    --------   -----
  Operating income.................   $    871     3.3%   $   413     2.4%   $  2,528     4.2%   $  2,543     5.4%
                                      ========   =====    =======   =====    ========   =====    ========   =====
FINANCIAL SERVICES
  Revenue..........................   $ 48,327   100.0%   $43,163   100.0%   $126,845   100.0%   $110,358   100.0%
  Costs and expenses:
    Commissions, fees and
      other incentives.............     20,667    42.8     18,461    42.8      54,103    42.7      44,676    40.5
    Operating, administrative
      and other....................     20,747    42.9     18,080    41.9      58,353    46.0      51,265    46.5
    Depreciation and amortization..      1,612     3.3      1,380     3.2       4,420     3.4       3,553     3.2
                                      --------   -----    -------   -----    --------   -----    --------   -----
  Operating income.................   $  5,301    11.0    $ 5,242    12.1%   $  9,969     7.9    $ 10,864     9.8%
                                      ========   =====    =======   =====    ========   =====    ========   =====
MERGER RELATED AND OTHER
 NON-RECURRING COSTS...............   $(12,924)           $     -            $(12,924)           $      -
                                      ========            =======            ========            ========
TOTAL OPERATING INCOME.............   $  1,864            $13,499            $ 20,988            $ 26,453
                                      ========            =======            ========            ========

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1996

   REVENUE on a consolidated basis for the quarter ended September 30, 1997 was $177.5 million, an increase of $30.3 million or 20.6% from $147.2 million for the quarter ended September 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country and $10.2 million related to the Koll acquisition. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets as well as increasing asset values. The result has been heightened real estate market liquidity.

   Brokerage Services revenue was $102.8 million for the quarter ended September 30, 1997, an increase of $15.9 million or 18.2% from $86.9 million for the quarter ended September 30, 1996. This increase resulted primarily from an increase in the total number and size of brokerage sales and lease transactions closed during the quarter ended September 30, 1997 compared to transactions closed during the quarter ended September 30, 1996.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

   Corporate & Institutional Management Services revenue was $26.4 million for the quarter ended September 30, 1997, an increase of $9.3 million or 54.6% from $17.1 million for the quarter ended September 30, 1996. The increase in revenue is primarily a result of the Koll acquisition.

   Financial Services revenue was $48.3 million for the quarter ended September 30, 1997, an increase of $5.1 million or 12.0% from $43.2 million for the quarter ended September 30, 1996. The increase in revenue primarily resulted from an increase in the total number and size of investment properties sale and lease transactions closed during the quarter ended September 30, 1997 compared to transactions closed during the quarter ended September 30, 1996, as well as an increase in valuation and appraisal activity and the Koll acquisition.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the quarter ended September 30, 1997 were $87.8 million, an increase of $13.6 million or 18.4% from $74.2 million for the quarter ended September 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives for the quarter decreased from 50.4% in 1996 to 49.5% in 1997. The decrease in commissions, fees and other incentives as a percentage of revenue of 0.9% is primarily related to lower overall base management fee commissions as a percentage of revenue as a result of the Koll acquisition.

   Brokerage Services commissions, fees and other incentives were $57.3 million for the quarter ended September 30, 1997, an increase of $9.3 million or 19.4% from $48.0 million for the quarter ended September 30, 1996. The increase in commissions is primarily a result of the revenue increase which also resulted in higher commission eligibility levels and, thus, higher commissions.

   Corporate & Institutional Management Services commissions, fees and other incentives were $9.9 million for the quarter ended September 30, 1997, an increase of $2.1 million or 27.2% from $7.8 million for the quarter ended September 30, 1996. The increase in commissions is primarily a result of the Koll acquisition.

   Financial Services commissions, fees and other incentives were $20.7 million for the quarter ended September 30, 1997, an increase of $2.2 million or 11.9% from $18.5 million for the quarter ended September 30, 1996. Commissions, fees and other incentives were consistent for both periods at 42.8% of revenues. The increase in these costs is largely correlated to the increase in investment sale revenue since most of the sales professionals are compensated based upon revenue, partially offset by an increase in investment advisory revenue which does not incur this type of revenue-based expense. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the quarter ended September 30, 1997 was $68.8 million, an increase of $12.8 million or 22.8% from $56.0 million for the quarter ended September 30, 1996. The increase in the amount is consistent with the increased operating activities and also reflects the Koll acquisition.

   Brokerage Services operating, administrative, and other incentives were $33.2 million for the quarter ended September 30, 1997, an increase of $3.9 million or 13.5% from $29.3 million for the quarter ended September 30, 1996. The increase in the amount was a result of increased incentive compensation related to improved operational results.

   Corporate & Institutional Management Services operating, administrative, and other incentives were $14.8 million for the quarter ended September 30, 1997, an increase of $6.1 million or 70.5% from $8.7 million for the quarter ended September 30, 1996. The increase primarily resulted from the Koll acquisition.

   Financial Services operating, administrative, and other incentives were $20.7 million for the quarter ended September 30, 1997, an increase of $2.6 million or 14.8% from $18.1 million for the quarter ended September 30, 1996. The increase in the amount was primarily a result of the Koll acquisition and increased investment advisory incentive compensation award eligibility related to improved operational results.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

   MERGER RELATED AND OTHER NON-RECURRING COSTS were $12.9 million for the quarter ended September 30, 1997. These charges represent $8.8 million of accrued merger related costs, $2.4 million of merger related incentive payments to Westmark sellers and $1.7 million related to an accelerated contingent note payment.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the quarter ended September 30, 1997 was $6.1 million, an increase of $2.7 million or 77.7% from $3.4 million for the quarter ended September 30, 1996.

   Brokerage Services depreciation and amortization was $3.6 million for the quarter ended September 30, 1997, an increase of $1.8 million or 100.0% from $1.8 million for the quarter ended September 30, 1996. This increase is primarily the result of the writeoff of Langdon Rieder acquisition goodwill partially offset by reduced depreciation due to an increase in fully depreciated assets.

   Corporate & Institutional Management Services depreciation and amortization was $0.8 million for the quarter ended September 30, 1997, an increase of $0.6 million or 291.7% from $0.2 million for the quarter ended September 30, 1996 primarily related to the Koll acquisition.

   Financial Services depreciation and amortization was $1.6 million for the quarter ended September 30, 1997, an increase of $0.2 million or 16.8% from $1.4 million for the quarter ended September 30, 1996 primarily related to the Koll acquisition.

   OPERATING INCOME on a consolidated basis for the quarter ended September 30, 1997 was $1.9 million, a decrease of $11.6 million or 86.2% from $13.5 million for the quarter ended September 30, 1996. The decrease in operating income resulted from an increase in merger related and other non-recurring costs of $12.9 million, a $13.6 million or 18.4% increase in commission expense, a $12.8 million or 22.8% increase in operating expenses and $2.7 million or 77.7% increase in depreciation and amortization, partially offset by a $30.3 million or 20.6% increase in revenue as described above.

   Brokerage Services operating income was $8.6 million for the quarter ended September 30, 1997, an increase of $0.8 million or 9.9% from $7.8 million for the quarter ended September 30, 1996. The increase in operating income results from a $15.9 million or 18.2% increase in revenue partially offset by an increase in commissions of $9.3 million or 19.4%, an increase in operating expenses of $3.9 million or 13.5%, and depreciation and amortization of $1.8 million or 98.3% as described above.

   Corporate & Institutional Management Services operating income was $0.9 million for the quarter ended September 30, 1997, an increase of $0.5 million or 110.9% from $0.4 million for the quarter ended September 30, 1996. The increase in operating income results from an increase in revenue of $9.3 million or 54.6% partially offset by a increase in commissions of $2.1 million or 27.2% and a $6.1 million or 70.5% increase in operating expenses as described above.

   Financial Services operating income was $5.3 million for the quarter ended September 30, 1997, consistent with operating income for the quarter ended September 30, 1996.

   INTEREST INCOME on a consolidated basis for the quarter ended September 30, 1997 was $0.7 million, an increase of $0.4 million or 158.7% from $0.3 million for the quarter ended September 30, 1996. The increase is directly related to increased cash balances.

   INTEREST EXPENSE on a consolidated basis for the quarter ended September 30, 1997 was $4.2 million, a decrease of $2.0 million or 32.9% from $6.2 million for the quarter ended September 30, 1996. The decrease is a result of the payment of a portion of senior debt with the net proceeds from the Offering, a reduction of interest rates due to debt refinancing in late August 1997 and pay downs of Westmark acquisition debt, offset in part by an increase in debt related to the Koll acquisition.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

   NET BENEFIT FOR INCOME TAX on a consolidated basis for the quarter ended September 30, 1997 was $0.6 million, compared to a benefit of $36.2 million for the quarter ended September 30, 1996. The 1997 benefit is related to the pretax loss and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

   EXTRAORDINARY ITEMS of $1.0 million relate to the extinguishment of certain senior and senior subordinated debt. The amount is net of a tax benefit of $0.7 million.

   NET LOSS on a consolidated basis for the quarter ended September 30, 1997 was $1.9 million ($0.18 per share of common stock), a decrease of $45.7 million from income of $43.8 million ($3.11 per share of common stock) for the quarter ended September 30, 1996. The decrease in income primarily resulted from the $40.4 million reduction of valuation allowances recorded for the quarter ended September 30, 1996, an increase in commission expense of $13.6 million or 18.4%, a $12.8 million or 22.8% increase in operating expenses, an increase in merger related and other non-recurring costs of $12.9 million, an increase in depreciation and amortization of $2.9 million or 84.5% and extraordinary charges of $1.0 million, partially offset by an increase in revenue of $30.3 million or 20.6%, a decrease in provision for income taxes of $4.8 million and a $2.0 million or 32.9% decrease in interest expense as described above.

   Included in the net loss are merger related and other non-recurring costs of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and extraordinary loss of $1.0 million net of a tax benefit of $0.7 million. Excluding these charges and their related tax impact, the Company's net income would have been $7.5 million and fully diluted earnings would have been $0.40 per share.


NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   REVENUE on a consolidated basis for the nine months ended September 30, 1997 was $469.5 million, an increase of $78.6 million or 20.1% from $390.9 million for the nine months ended September 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country and $10.2 million related to the Koll acquisition. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets, increasing asset values and, as a result, heightened real estate market liquidity.

   Brokerage Services revenue was $282.1 million for the nine months ended September 30, 1997, an increase of $48.6 million or 20.8% from $233.5 million for the nine months ended September 30, 1996. This increase resulted primarily from an increase in the total number and size of brokerage sales and lease transactions closed during the nine months ended September 30, 1997 compared to transactions closed during the nine months ended September 30, 1996.

   Corporate & Institutional Management Services revenue was $60.6 million for the nine months ended September 30, 1997, an increase of $13.6 million or 28.8% from $47.0 million for the nine months ended September 30, 1996. The increase in revenue is primarily a result of the Koll acquisition and an increase in the total number and size of brokerage sales and lease transactions closed during the nine months ended September 30, 1997 compared to transactions closed during the nine months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   Financial Services revenue was $126.8 million for the nine months ended September 30, 1997, an increase of $16.4 million or 14.9% from $110.4 million for the nine months ended September 30, 1996. The increase in revenue resulted primarily from an increase in the total number and size of investment properties sale and lease transactions closed during the nine months ended September 30, 1997 compared to transactions closed during the nine months ended September 30, 1996, an increase in mortgage banking revenue related to the L.J. Melody acquisition, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity and the Koll acquisition, partially offset by a decrease in investment advisory services.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the nine months ended September 30, 1997 were $238.0 million, an increase of $42.5 million or 21.7% from $195.5 million for the nine months ended September 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives increased from 50.0% in 1996 to 50.7% in 1997. The increase in commissions, fees and other incentives as a percentage of revenue is primarily due to the lower revenues in investment management and advisory, which does not incur this type of revenue-based expense, offset in part by the Koll acquisition which has a higher percentage of base management fee revenue. Excluding investment management and advisory, commissions, fees and other incentives as a percent of revenues increased from 53.0% for 1996 to 53.2% for 1997 primarily as a result of higher commission eligibility levels resulting from the revenue increase.

   Brokerage Services commissions, fees and other incentives were $158.0 million for the nine months ended September 30, 1997, an increase of $27.9 million or 21.4% from $130.1 million for the nine months ended September 30, 1996. The increase in commissions is primarily a result of the revenue increase which also resulted in higher commission eligibility levels and, thus, higher commissions.

   Corporate & Institutional Management Services commissions, fees and other incentives were $25.9 million for the nine months ended September 30, 1997, an increase of $5.2 million or 24.9% from $20.7 million for the nine months ended September 30, 1996. The increase in commissions is primarily a result of the Koll acquisition.

   Financial Services commissions, fees and other incentives were $54.1 million for the nine months ended September 30, 1997, an increase of $9.4 million or 21.1% from $44.7 million for the nine months ended September 30, 1996. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties and valuation and appraisal services, increased mortgage banking commissions related to the L.J. Melody acquisition, and mortgage banking base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the nine months ended September 30, 1997 was $185.4 million, an increase of $26.2 million or 16.5% from $159.2 million for the nine months ended September 30, 1996, and decreased as a percentage of revenue for such periods from 40.7% to 39.5%. The increase in the amount is consistent with increased operating activity.

   Brokerage Services operating, administrative, and other incentives were $96.2 million for the nine months ended September 30, 1997, an increase of $11.3 million or 13.3% from $84.9 million for the nine months ended September 30, 1996. The increase in the amount is a result of additional personnel requirements and business promotional expenses which contributed to the increase in revenue and increased incentive compensation based on increased operating results.

   Corporate & Institutional Management Services operating, administrative, and other incentives were $30.9 million for the nine months ended September 30, 1997, an increase of $7.8 million or 33.8% from $23.1 million for the nine months ended September 30, 1996. The increase in the amount is primarily the result of the Koll acquisition and additional personnel requirements and business promotional expenses which contributed to the increase in revenue.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   Financial Services operating, administrative, and other incentives were $58.4 million for the nine months ended September 30, 1997, an increase of $7.1 million or 13.8% from $51.3 million for the nine months ended September 30, 1996. The increase in the amount is primarily a result of business promotional expenses and additional personnel requirements which contributed to the increase in revenue and the L.J. Melody and Koll acquisitions.

   MERGER RELATED AND OTHER NON-RECURRING COSTS were $12.9 million for the nine months ended September 30, 1997. These charges represent $8.8 million of accrued merger costs, $2.4 million of merger related incentive payments to Westmark sellers and $1.7 million related to an accelerated contingent note payment.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the nine months ended September 30, 1997 was $12.3 million, an increase of $2.6 million or 25.9% from $9.7 million for the nine months ended September 30, 1996.

   Brokerage Services depreciation and amortization was $6.6 million for the nine months ended September 30, 1997, an increase of $1.1 million or 19.0% from $5.5 million for the nine months ended September 30, 1996. This increase is primarily the result of the writeoff of Langdon Rieder acquisition goodwill partially offset by reduced depreciation due to an increase in fully depreciated assets.

   Corporate & Institutional Management Services depreciation and amortization was $1.3 million for the nine months ended September 30, 1997, an increase of $0.6 million or 88.9% from $0.7 million for the nine months ended September 30, 1996 primarily related to the Koll acquisition.

   Financial Services depreciation and amortization was $4.4 million for the nine months ended September 30, 1997, an increase of $0.8 million or 24.4% from $3.6 million for the nine months ended September 30, 1996 primarily related to the L.J. Melody and Koll acquisitions.

   OPERATING INCOME on a consolidated basis for the nine months ended September 30, 1997 was $21.0 million, a decrease of $5.5 million or 20.7% from $26.5 million for the nine months ended September 30, 1996. The decrease in operating income resulted from merger related and other non-recurring costs of $12.9 million an increase in commission expense of $42.5 million or 21.7% and a $26.2 million or 16.5% increase in operating expenses partially offset by a $78.6 million or 20.1% increase in revenue as described above.

   Brokerage Services operating income was $21.4 million for the nine months ended September 30, 1997, an increase of $8.4 million or 64.2% from $13.0 million for the nine months ended September 30, 1996. The increase in operating income results from a $48.6 million or 20.8% increase in revenue partially offset by increases in commissions of $27.9 million or 21.4%, increases in operating expenses of $11.3 million or 13.3% and depreciation and amortization of $1.1 million or 19.0% as described above.

   Corporate & Institutional Management Services operating income was $2.5 million for the nine months ended September 30, 1997 consistent with operating income for the nine months ended September 30, 1996.

   Financial Services operating income was $10.0 million for the nine months ended September 30, 1997, a decrease of $0.9 million or 8.2% from $10.9 million for the nine months ended September 30, 1996. The decrease in operating income results from an increase in commissions of $9.4 million or 21.1% and an increase in operating expenses of $7.1 million or 13.8% partially offset by a $16.4 million or 14.9% increase in revenue as described above.

   INTEREST INCOME on a consolidated basis for the nine months ended September 30, 1997 was $2.0 million, an increase of $1.0 million or 89.3% from $1.0 million for the nine months ended September 30, 1996. This increase is directly related to increased cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   INTEREST EXPENSE on a consolidated basis for the nine months ended September 30, 1997 was $12.0 million, a decrease of $5.9 million or 32.9% from $17.9 million for the nine months ended September 30, 1996. The decrease is a result of the payment of a portion of the senior debt with the net proceeds from the Offering, a reduction in interest rates due to debt refinancing in late August 1997 and pay downs of Westmark acquisition debt, offset in part by an increase in debt related to the L.J. Melody and Koll acquisitions.

   NET PROVISION FOR INCOME TAX on a consolidated basis for the nine months ended September 30, 1997 was $4.8 million, compared to $35.8 million benefit for the nine months ending September 30, 1996. The 1997 provision is related to positive pretax income and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

   EXTRAORDINARY ITEMS of $1.0 million relate to the extinguishment of certain senior and senior subordinated debt. The amount is net of a tax benefit of $0.7 million.

   NET INCOME on a consolidated basis for the nine months ended September 30, 1997 was $5.2 million ($0.15 per share of common stock), a decrease of $40.2 million from $45.4 million ($3.29 per share of common stock) for the nine months ended September 30, 1996. The decrease primarily resulted from the $40.4 million reduction of valuation allowances recorded in the nine months ended September 30, 1996, an increase in commission expense of $42.5 million or 21.7%, a $26.2 million or 16.5% increase in operating expenses, a $2.6 million or 25.9% increase in depreciation and amortization, merger related and other non-recurring costs of $12.9 million, a net increase in the provision for income taxes and $1.0 million in extraordinary items which was partially offset by an increase in revenue of $78.7 million or 20.1%, a $5.9 million decrease in interest expense, and a $1.0 million increase in interest income as described above.

   Included in the net loss are merger related and other non-recurring costs of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and extraordinary loss of $1.0 million net of a tax benefit of $0.7 million. Excluding these charges and their related tax impact, the Company's net income would have been $7.5 million and fully diluted earnings would have been $0.40 per share.


HISTORICAL SEGMENT DATA PRESENTATION

   The Company provides integrated real estate services which include (i) Property and User Services, consisting of brokerage (facilitating sales and leases), investment property services (acquisitions and sales on behalf of investors), corporate services, property management, disposition services, and real estate market research, and (ii) Investor Services, consisting of mortgage banking (mortgage loan origination and servicing) through L.J. Melody & Company ("L.J. Melody"), investment management and advisory services through Westmark Realty Advisors L.L.C. ("Westmark"), and valuation and appraisal services.

As explained above, historically the Company has reported its operations in two segments. For illustration purposes only, historical segment data has been presented below for the three months and nine months ended September 30, 1997 and 1996 in addition to the previous three segment format.

   The following unaudited tables summarize the revenue, cost and expenses, and operating income by the historically presented operating segment as described above for the quarter ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996.

                                                 Quarter Ended September 30,             Nine Months Ended September 30,
                                           -----------------------------------    -------------------------------------------
                                                 1997               1996                1997                    1996
                                           ---------------    ----------------    ---------------       ---------------------
                                                                      (Dollars in thousands)
PROPERTY AND USER SERVICES
 Revenue:
   Brokerage...........................   $102,772    65.5%   $ 82,768    63.9%   $274,940    66.5%     $227,756      66.7%

   Investment Property.................     34,281    21.8      33,105    25.6      95,605    23.1        80,406      23.5

   Corporate Services/Facilities Mgt...      9,811     6.3       8,032     6.2      22,589     5.5        17,436       5.1

   Property Management fees............      7,713     4.9       5,040     3.9      17,361     4.2        14,705       4.3

   Other...............................      2,345     1.5         518     0.4       3,174     0.7         1,198       0.4

                                          --------   -----    --------   -----    --------   -----       --------     -----

                                           156,922   100.0     129,463   100.0     413,669   100.0       341,501     100.0

 Costs and expenses:

   Commissions, fees and

     other incentives..................     82,325    52.5      69,293    53.5     222,842    53.9       183,731      53.8

   Operating, administrative

     and other.........................     57,155    36.3      46,333    35.8     153,115    37.0       130,764      38.3

   Depreciation and amortization.......      4,640     3.0       2,309     1.8       8,658     2.1         7,050       2.1

                                          --------   -----    --------   -----    --------   -----      --------     -----

 Operating income......................   $ 12,802     8.2%   $ 11,528     8.9%   $ 29,054     7.0%     $ 19,956       5.8%

                                          ========   =====    ========   =====    ========   =====      ========     =====

INVESTOR SERVICES

Mortgage Banking

 Revenue...............................   $  6,577   100.0%   $  6,790   100.0%   $ 17,934   100.0%     $ 14,035     100.0%

 Costs and expenses:

   Commissions, fees and

     other incentives..................      2,627    39.9       2,772    40.8       7,811    43.6         5,611      40.0

   Operating, administrative

     and other.........................      3,107    47.2       3,191    47.0       8,687    48.4         6,409      45.6

   Depreciation and amortization.......        354     5.5         254     3.8       1,053     5.9           386       2.8

                                          --------   -----    --------   -----    --------   -----      --------     -----

 Operating income......................   $    489     7.4%   $    573     8.4%   $    383     2.1%     $  1,629      11.6%

                                          ========   =====    ========   =====    ========   =====      ========     =====

Investment Management and Advisory

 Revenue...............................   $  7,592   100.0%   $  6,238   100.0%   $ 21,970   100.0%     $ 22,239     100.0%

 Costs and expenses:

   Commissions, fees and

     other incentives..................         26     0.4           -       -          26     0.2             -         -

   Operating, administrative

     and other.........................      6,182    81.4       4,719    75.6      17,053    77.6        16,351      73.5

   Depreciation and amortization.......      1,073    14.1         832    13.4       2,462    11.1         2,207       9.9

                                          --------   -----    --------   -----    --------   -----      --------     -----

 Operating income......................   $    311     4.1%   $    687    11.0%   $  2,429    11.1%     $  3,681      16.6%

                                          ========   =====    ========   =====    ========   =====      ========     =====

Valuation and Appraisal Services

 Revenue...............................   $  6,429   100.0%   $  4,677   100.0%   $ 15,969   100.0%     $ 13,088     100.0%

 Costs and expenses:

   Commissions, fees and

     other incentives..................      2,847    44.3       2,131    45.6       7,274    45.6         6,123      46.8

   Operating, administrative

     and other.........................      2,365    36.8       1,799    38.5       6,550    41.0         5,672      43.3

   Depreciation and amortization.......         31     0.5          36     0.7          99     0.6           106       0.8

                                          --------   -----    --------   -----    --------   -----      --------     -----

 Operating income......................   $  1,186    18.4%   $    711    15.2%   $  2,046    12.8%     $  1,187       9.1%

                                          ========   =====    ========   =====    ========   =====      ========     =====

TOTAL INVESTOR SERVICES

 Revenue...............................   $ 20,598   100.0%   $ 17,705   100.0%   $ 55,873   100.0%     $ 49,362     100.0%

 Costs and expenses:

   Commissions, fees and

     other incentives..................      5,500    26.7       4,903    27.7      15,111    27.0        11,734      23.8

   Operating, administrative

     and other.........................     11,654    56.6       9,709    54.8      32,290    57.8        28,432      57.6

   Depreciation and amortization.......      1,458     7.1       1,122     6.4       3,614     6.5         2,699       5.4

                                          --------   -----    --------   -----    --------   -----      --------     -----

 Operating income......................   $  1,986     9.6%   $  1,971    11.1%   $  4,858     8.7%     $  6,497      13.2%

                                          ========   =====    ========   =====    ========   =====      ========     =====

MERGER RELATED AND OTHER

 NON-RECURRING COSTS...................   $(12,924)           $      -            $(12,924)             $      -
                                          ========            ========            ========              ========
TOTAL OPERATING INCOME.................   $  1,864            $ 13,499            $ 20,988              $ 26,453
                                          ========            ========            ========              ========

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1996

   REVENUE on a consolidated basis for the quarter ended September 30, 1997 was $177.5 million, an increase of $30.3 million or 20.6% from $147.2 million for the quarter ended September 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country as well as the Koll acquisition. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets as well as increasing asset values. The result has been heightened real estate market liquidity.

   Property and User Services revenue was $156.9 million for the quarter ended September 30, 1997, an increase of $27.4 million or 21.2% from $129.5 million for the quarter ended September 30, 1996. Brokerage revenue accounted for $102.8 million, an increase of $20.0 million or 24.2% from $82.8 million, investment properties revenue accounted for $34.3 million, an increase of $1.2 million or 3.6% from $33.1 million and corporate services/facilities management revenue was $9.8 million, an increase of $1.8 million or 22.1% from $8.0 million. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale and lease transactions closed during the quarter ended September 30, 1997 compared to transactions closed during the quarter ended September 30, 1996. Property management revenue was $7.7 million for the quarter ended September 30, 1997, an increase of $2.7 million or 53.0% from $5.0 million for the quarter ended September 30, 1996.
The increase in property management revenue is primarily a result of the Koll acquisition. Other revenue increased by $1.8 million or 352.7% in the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. This increase is primarily the result of the Koll acquisition which includes disposition services, international operations, and employee relations services.

   Investor Services revenue was $20.6 million for the quarter ended September 30, 1997, an increase of $2.9 million or 16.3% from $17.7 million for the quarter ended September 30, 1996. Valuation and appraisal services revenue accounted for $6.4 million, an increase of $1.7 million or 37.5% from $4.7 million primarily as a result of heightened real estate market liquidity and increased market share. Investment management and advisory revenue was $7.6 million, an increase of $1.4 million, or 21.7% from $6.2 million, primarily a result of the Koll acquisition.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the quarter ended September 30, 1997 were $87.8 million, an increase of $13.6 million or 18.4% from $74.2 million for the quarter ended September 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives for the quarter decreased from 50.4% in 1996 to 49.5% in 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily related to the Koll acquisition, which has a higher percentage of base management fee revenue which do not have related commission expense.

   Property and User Services commissions, fees and other incentives were $82.3 million for the quarter ended September 30, 1997, an increase of $13.0 million or 18.8% from $69.3 million for the quarter ended September 30, 1996, but decreased as a percentage of revenue from 53.5% in 1996 to 52.5% in 1997. The decrease in commissions, fees, and other incentives as a percentage of revenue is primarily due to the Koll acquisition which has a higher percentage of base management fee revenue.

   Investor Services commissions, fees and other incentives were $5.5 million for the quarter ended September 30, 1997, an increase of $0.6 million or 12.2% from $4.9 million for the quarter ended September 30, 1996, but decreased as a percentage of revenue from 27.7% to 26.7%. The increase is primarily a result of an increase in mortgage banking commission eligibility resulting from the revenue increase and base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the quarter ended September 30, 1997 was $68.8 million, an increase of $12.8 million or 22.8% from $56.0 million for the quarter ended September 30, 1996. The increase in the amount is consistent with the increased operating activities.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

   Property and User Services operating, administrative and other was $57.1 million for the quarter ended September 30, 1997, an increase of $10.8 million or 23.4% from $46.3 million for the quarter ended September 30, 1996, and increased as a percentage of revenue from 35.8% to 36.4%. The increase in the amount is a result of additional personnel requirements and business promotional expenses which contributed to the increase in revenue, increased incentive compensation award eligibility based on increased operating results and the Koll acquisition.

   Investor Services operating, administrative and other was $11.7 million for the quarter ended September 30, 1997, an increase of $2.0 million or 20.0% from $9.7 million for the quarter ended September 30, 1996. The increase in the amount is primarily a result of the Koll acquisition and increased incentive compensation based on increased operating results.

   MERGER RELATED AND OTHER NON-RECURRING COSTS were $12.9 million for the quarter ended September 30, 1997. These charges represent $8.8 million of accrued merger costs, $2.4 million of merger related incentive payments to Westmark sellers and $1.7 million related to an accelerated contingent note payment.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the quarter ended September 30, 1997 was $6.1 million, an increase of $2.7 million or 77.7% from $3.4 million for the quarter ended September 30, 1996.

   Property and User Services depreciation and amortization was $4.6 million for the quarter ended September 30, 1997, an increase of $2.3 million or 101.0% from $2.3 million for the quarter ended September 30, 1996 primarily related to the Koll acquisition and the write-off of Langdon Rieder acquisition goodwill of $2.1 million, offset in part by an increase in fully depreciated assets.

   Investor Services depreciation and amortization was $1.5 million for the quarter ended September 30, 1997, an increase of $0.4 million or 29.9% from $1.1 million for the quarter ended September 30, 1996 as a result of an increase in intangible amortization related to the Koll acquisition.

   OPERATING INCOME on a consolidated basis for the quarter ended September 30, 1997 was $1.9 million, a decrease of $11.6 million or 86.2% from $13.5 million for the quarter ended September 30, 1996. The decrease in operating income resulted from an increase in merger related and other non-recurring costs of $12.9 million, a $13.6 million or 18.4% increase in commission expense, a $12.8 million or 22.8% increase in operating expenses and $2.7 million or 77.7% increase in depreciation and amortization, partially offset by a $30.4 million or 20.6% increase in revenue as described above.

   Property and User Services operating income was $12.8 million for the quarter ended September 30, 1997, an increase of $1.3 million or 11.1% from $11.5 million for the quarter ended September 30, 1996. The increase in Property and User Services operating income resulted from an increase in revenue of $27.5 million or 21.2% partially offset by a related increase in commission expense of $13.0 million or 18.8%, a $10.8 million or 23.4% increase in operating expenses and a $2.3 million or 101.0% increase in depreciation and amortization as described above.

   Investor Services operating income was $2.0 million for the quarter ended September 30, 1997, and was unchanged from the quarter ended September 30, 1996.

   INTEREST INCOME on a consolidated basis for the quarter ended September 30, 1997 was $0.7 million, an increase of $0.4 million or 158.7% from $0.3 million for the quarter ended September 30, 1996. The increase is directly related to increased cash balances.

   INTEREST EXPENSE on a consolidated basis for the quarter ended September 30, 1997 was $4.2 million, a decrease of $2.0 million or 32.9% from $6.2 million for the quarter ended September 30, 1996. The decrease is a result of the payment of a portion of senior debt with the net proceeds from the Offering, a reduction of interest rates due to debt refinancing in late August 1997 and pay downs of Westmark acquisition debt, offset in part by an increase in debt related to the Koll acquisition.

QUARTER ENDED SEPTEMBER 30, 1997, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 1996 (CONTINUED)

   NET BENEFIT FOR INCOME TAX on a consolidated basis for the quarter ended September 30, 1997 was $0.6 million, compared to a benefit of $36.2 million for the quarter ended September 30, 1996. The 1997 benefit is related to the pretax loss and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

   EXTRAORDINARY ITEMS of $1.0 million relate to the extinguishment of certain senior and senior subordinated debt. The amount is net of a tax benefit of $0.7 million.

   NET LOSS on a consolidated basis for the quarter ended September 30, 1997 was $1.9 million ($0.18 per share of common stock), a decrease of $45.7 million from income of $43.8 million ($3.11 per share of common stock) for the quarter ended September 30, 1996. The decrease in income primarily resulted from the $40.4 million reduction of valuation allowances recorded for the quarter ended September 30, 1996, an increase in commission expense of $13.6 million or 18.4%, a $12.8 million or 22.8% increase in operating expenses, an increase in merger related and other non-recurring costs of $12.9 million, an increase in depreciation and amortization of $2.7 million or 77.7% and extraordinary charges of $1.0 million, partially offset by an increase in revenue of $30.3 million or 20.6%, a decrease in provision for income taxes of $4.8 million and a $2.0 million or 32.9% decrease in interest expense as described above.

   Included in the net loss are merger related and other non-recurring costs of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and extraordinary loss of $1.0 million net of a tax benefit of $0.7 million. Excluding these charges and their related tax impact, the Company's net income would have been $7.5 million and fully diluted earnings would have been $0.40 per share.


NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

   REVENUE on a consolidated basis for the nine months ended September 30, 1997 was $469.5 million, an increase of $78.6 million or 20.1% from $390.9 million for the nine months ended September 30, 1996. The overall increase in revenue, compared to the same period in 1996, reflected a continued improvement in the commercial real estate markets across the country and effects of the Koll acquisition. This improvement reflected increasing investor confidence in the national economy and, in particular, real estate assets, increasing asset values and, as a result, heightened real estate market liquidity.

   Property and User Services revenue was $413.7 million for the nine months ended September 30, 1997, an increase of $72.2 million or 21.1% from $341.5 million for the nine months ended September 30, 1996. Brokerage revenue accounted for $274.9 million, an increase of $47.1 million or 20.7% from $227.8 million, investment properties revenue accounted for $95.6 million, an increase of $15.2 million or 18.9% from $80.4 million and corporate/facilities management services revenue was $22.6 million, an increase of $5.2 million or 29.6% from $17.4 million for the nine months ended September 30, 1996. These increases resulted in part from an increase in the total number and size of brokerage and investment properties sale transactions closed during the nine months ended September 30, 1997 compared to transactions closed during the nine months ended September 30, 1996. Although the number of lease transactions declined during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, the average commission amount for lease transactions increased resulting in an overall increase in lease revenues. Property management revenue was $17.4 million for the nine months ended September 30, 1997, an increase of $2.7 million or 18.1% from $14.7 million. The increase in property management and other revenue is primarily a result of the Koll acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   Investor Services revenue was $55.9 million for the nine months ended September 30, 1997, an increase of $6.5 million or 13.2% from $49.4 million for the nine months ended September 30, 1996. Mortgage banking revenue was $17.9 million, an increase of $3.9 million or 27.8% from $14.0 million primarily as a result of the L.J. Melody acquisition. Valuation and appraisal services revenue accounted for $16.0 million, an increase of $2.9 million or 22.0% from $13.1 million primarily as a result of heightened real estate market liquidity and improved market share. Investment management and advisory revenue was $22.0 million, a decrease of $0.2 million, or 1.2% from $22.2 million primarily a result of a decrease in fund management and incentive fees due to fund liquidations, offset in part by increases related to the Koll acquisition and Westmark disposition fees.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis for the nine months ended September 30, 1997 were $238.0 million, an increase of $42.5 million or 21.7% from $195.5 million for the nine months ended September 30, 1996. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives increased from 50.0% in 1996 to 50.7% in 1997. The increase in commissions, fees and other incentives as a percentage of revenue is primarily due to the lower revenues in investment management and advisory, which does not incur this type of revenue-based expense, offset in part by the Koll acquisition which has a higher percentage of base management fee revenue. Excluding investment management and advisory, commissions, fees and other incentives as a percent of revenues increased from 53.0% for 1996 to 53.2% for 1997 primarily as a result of higher commission eligibility levels resulting from the revenue increase.

   Property and User Services commissions, fees and other incentives were $222.8 million for the nine months ended September 30, 1997, an increase of $39.1 million or 21.3% from $183.7 million for the nine months ended September 30, 1996, and increased slightly as a percentage of revenue from 53.8% in 1996 to 53.9% in 1997. The increase in commissions, fees, and other incentives as a percentage of revenue is primarily due to higher commission eligibility levels resulting from the revenue increase offset in part by the Koll acquisition which has a higher percentage of base management fee revenue.

   Investor Services commissions, fees and other incentives were $15.1 million for the nine months ended September 30, 1997, an increase of $3.4 million or 28.8% from $11.7 million for the nine months ended September 30, 1996. The increase is primarily a result of an increase in mortgage banking and valuation and appraisal services commission eligibility resulting from the revenue increase and mortgage banking base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commission expense as a percentage of revenue should decline.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis for the nine months ended September 30, 1997 was $185.4 million, an increase of $26.2 million or 16.5% from $159.2 million for the nine months ended September 30, 1996, and decreased as a percentage of revenue for such periods from 40.7% to 39.5%. The increase in the amount is consistent with increased operating activity.

   Property and User Services operating, administrative and other was $153.1 million for the nine months ended September 30, 1997, an increase of $22.3 million or 17.1% from $130.8 million for the nine months ended September 30, 1996, but decreased as a percentage of revenue from 38.3% to 37.0%. The increase in the amount is a result of additional personnel requirements and business promotional expenses which contributed to the increase in revenue, an increased incentive compensation award eligibility based on increased operating results, and the Koll acquisition.

   Investor Services operating, administrative and other was $32.3 million for the nine months ended September 30, 1997, an increase of $3.9 million or 13.6% from $28.4 million for the nine months ended September 30, 1996. The increase in the amount is primarily a result of the L.J. Melody acquisition, an increase in investment management and advisory expenses consistent with increased operating activity and the Koll acquisition offset in part by a decrease in severance payments relating to the Westmark acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   MERGER RELATED AND OTHER NON-RECURRING COSTS were $12.9 million for the nine months ended September 30, 1997. These charges represent $8.8 million of accrued merger costs, $2.4 million of merger related incentive payments to Westmark sellers and $1.7 million related to an accelerated contingent note payment.

   DEPRECIATION AND AMORTIZATION on a consolidated basis for the nine months ended September 30, 1997 was $12.3 million, an increase of $2.6 million or 25.9% from $9.7 million for the nine months ended September 30, 1996.

   Property and User Services depreciation and amortization was $8.7 million for the nine months ended September 30, 1997, an increase of $1.6 million or 22.8% from $7.1 million for the nine months ended September 30, 1996 primarily related to the write-off of Langdon Rieder acquisition goodwill and the Koll acquisition, offset in part by an increase in fully depreciated assets.

   Investor Services depreciation and amortization was $3.6 million for the nine months ended September 30, 1997, an increase of $0.9 million or 33.9% from $2.7 million for the nine months ended September 30, 1996 primarily related to the L.J. Melody and Koll acquisitions.

   OPERATING INCOME on a consolidated basis for the nine months ended September 30, 1997 was $21.0 million, a decrease of $5.5 million or 20.7% from $26.5 million for the nine months ended September 30, 1996. The decrease in operating income resulted from an increase in merger related and other non-recurring costs of $12.9 million an increase in commission expense of $42.5 million or 21.7% and a $26.2 million or 16.5% increase in operating expenses partially offset by a $78.7 million or 20.1% increase in revenue as described above.

   Property and User Services operating income was $29.1 million for the nine months ended September 30, 1997, an increase of $9.1 million or 45.6% from $20.0 million for the nine months ended September 30, 1996. The increase in Property and User Services operating income resulted from an increase in revenue of $72.2 million or 21.1% partially offset by a related increase in commission expense of $39.1 million or 21.3%, and a $22.3 million or 17.1% increase in operating expenses as described above.

   Investor Services operating income was $4.9 million for the nine months ended September 30, 1997, a decrease of $1.6 million or 25.2% from $6.5 million for the nine months ended September 30, 1996. The decrease in Investor Services operating income resulted from an increase in commission expense of $3.4 million or 28.8%, a $3.9 million or 13.6% increase in operating expenses and a $0.9 million or 33.9% increase in depreciation and amortization, partially offset by an increase in revenue of $6.5 million or 13.2% as described above.

   INTEREST INCOME on a consolidated basis for the nine months ended September 30, 1997 was $2.0 million, an increase of $1.0 million or 89.3% from $1.0 million for the nine months ended September 30, 1996. This increase is directly related to increased cash balances.

   INTEREST EXPENSE on a consolidated basis for the nine months ended September 30, 1997 was $12.0 million, a decrease of $5.9 million or 32.9% from $17.9 million for the nine months ended September 30, 1996. The decrease is a result of the payment of a portion of the senior debt with the net proceeds from the Offering, a reduction in interest rates due to debt refinancing in late August 1997 and pay downs of Westmark acquisition debt, offset in part by an increase in debt related to the L.J. Melody and Koll acquisitions.

   NET PROVISION FOR INCOME TAX on a consolidated basis for the nine months ended September 30, 1997 was $4.8 million, compared to $35.8 million benefit for the nine months ending September 30, 1996. The 1997 provision is related to positive pretax income and the use of the full effective tax rate in 1997 resulting from the recognition of a portion of the Company's deferred tax assets in 1996 by reversing the related valuation allowance. Reference is made to Note 9 to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for discussion of the Company's deferred taxes and related valuation allowances.

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

   EXTRAORDINARY ITEMS of $1.0 million relate to the extinguishment of certain senior and senior subordinated debt. The amount is net of a tax benefit of $0.7 million.

   NET INCOME on a consolidated basis for the nine months ended September 30, 1997 was $5.2 million ($0.15 per share of common stock), a decrease of $40.2 million from $45.4 million ($3.29 per share of common stock) for the nine months ended September 30, 1996. The decrease primarily resulted from the $40.4 million reduction of valuation allowances recorded in the nine months ended September 30, 1996, an increase in commission expense of $42.5 million or 21.7%, a $26.2 million or 16.5% increase in operating expenses, a $2.6 million or 25.9% increase in depreciation and amortization, merger related and other non-recurring costs of $12.9 million, a net increase in the provision for income taxes and $1.0 million in extraordinary items which was partially offset by an increase in revenue of $78.7 million or 20.1%, a $5.9 million decrease in interest expense, and a $1.0 million increase in interest income as described above.

   Included in the net loss are merger related and other non-recurring costs of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and extraordinary loss of $1.0 million net of a tax benefit of $0.7 million. Excluding these charges and their related tax impact, the Company's net income would have been $7.5 million and fully diluted earnings would have been $0.40 per share.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds, and borrowings under a revolving credit facility. During the third quarter 1997, the Company refinanced substantially all of its outstanding debt through a credit agreement with Bank of America as agent for a group of banks which provided a $300.0 million five-year revolving credit facility which is included in senior term loans in the accompanying balance sheet. The credit facility also provided for the refinancing of substantially all debt of Koll Real Estate Services assumed pursuant to the merger and provides additional borrowing capacity for the Company for general corporate purposes (including acquisitions). The Company is subject to mandatory commitment reductions of $30 million, $60 million, and $60 million on December 31 for the years 1999, 2000 and 2001, respectively. In the event that on any date the Company's loan commitment obligations exceed the combined commitments in effect on such date after giving effect to such reduction, the Company shall, on such date, make mandatory repayment of the loans in a principal amount equal to such excess. Payment in full of all outstanding amounts under the credit facility will be no later than October 31, 2002. Interest is paid upon the maturity of the various revolving loans which is currently between one and three months. At September 30, 1997, the effective interest rate was 6.6866%.

   The Company has projected capital expenditures of approximately $7.0 million in 1997 of which $3.9 million has been spent, exclusive of business acquisitions, for leasehold improvements of relocated offices resulting from lease expirations, furniture and equipment and technology-related hardware and software purchases. In connection with the Westmark acquisition, the sellers were entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. In August 1997 the Company agreed to buy out the Westmark supplemental purchase price and a related incentive plan for $11.1 million and $2.4 million, respectively. The Company paid $6.4 million of the supplemental purchase price on August 15, 1997. The remaining payments will be made on January 15, 1998 and February 14, 1998 for $5.0 million and $2.1 million, respectively. The supplemental purchase price is being amortized over Westmark goodwill's remaining estimated useful life, initially 30 years. The related incentive plan buyout is included in merger related and other non-recurring costs in the accompanying statement of operations.

   In October 1997, the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition for $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of a contingent note and is included in merger related and other non-recurring costs in the accompanying statements of operations.

   Retroactive to April 30, 1997, the Company amended the term of its inventoried property loan to extend the settlement date to March 2, 1999. All other terms of the agreement remain in effect.

   The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy these obligations as well as working capital requirements from internally generated cash flow, borrowings under the revolving credit facility or any replacement credit facilities and, with respect to acquisitions that require cash, seller financing and third-party borrowing.

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


CASH FLOWS

   Net cash provided by operating activities was $22.3 million for the quarter ended September 30, 1997 compared to $22.2 million for the quarter ended September 30, 1996. The increase primarily resulted from a decrease in income before reserves for bonus, profit sharing, income taxes and other non-cash charges, offset in part by changes in components of operating assets and liabilities.

   Net cash provided by investing activities was $1.6 million for the quarter ended September 30, 1997 compared to $9.4 million used in the quarter ended September 30, 1996. The 1997 amount reflected $3.6 million in cash acquired from the Koll acquisition net of related acquisition costs and $2.2 million in proceeds from notes receivable, partially offset by a $4.0 million supplemental purchase price payment to the Westmark sellers.

   Net cash used in financing activities was $29.3 million for the quarter ended September 30, 1997 compared to $15.3 million for the quarter ended September 30, 1996. The $14.0 million increase in cash used in financing resulted primarily from increases in repayments of the senior revolving credit line, senior term loans, and senior subordinated term loans, offset by borrowings from the new revolving credit facility.

   Net cash provided by operating activities was $25.8 million for the nine months ended September 30, 1997 compared to $24.2 million for the nine months ended September 30, 1996. The increase primarily resulted from an increase in changes in components of operating assets and liabilities, partially offset by a decrease in income before reserves for bonus, profit sharing and income taxes, and other non-cash charges.

   Net cash used in investing activities was $10.3 million for the nine months ended September 30, 1997 compared to $9.5 million for the nine months ended September 30, 1996 as a result of additional supplemental purchase price payments to the Westmark and L.J. Melody sellers, an increase in purchases of property and equipment and an increase in short term investments, offset by cash acquired from the Koll acquisition net of related acquisition costs.

   Net cash used in financing activities was $21.2 million for the nine months ended September 30, 1997 compared to $12.8 million for the nine months ended September 30, 1996. The $8.4 million increase primarily resulted from increases in repayments of the senior revolving credit line, senior term loans, senior subordinated term loans, offset by borrowings from the new revolving credit facility.

RECENT LITIGATION

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. This accrual was initially established at $250,000 in 1994 and increased to $800,000 in 1995 and represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at September 30, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of these lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Company's Annual Meeting of Stockholders was held on August 28,
        1997.

    (b) Not applicable.

    (c) The matters voted on at the meeting were:

        (i) The holders of record of a majority of the total votes cast and entitled to vote voted for the approval and adoption of the Agreement and Plan of Reorganization dated as of May 14, 1997, by and among the Company, CBC Acquisition Corporation, Koll Real Estate Services and other parties named therein, and the transactions contemplated thereby. The vote was as follows:

               For:                   14,538,089
               Against:                   17,867
               Abstain:                    5,059
               Broker Non-Votes:         848,531

        (ii) Nineteen Directors were nominated and each such Director was elected by a plurality vote. The nominees received the number of votes set opposite their respective names :


              Name                           For                 Withheld
---------------------------------   --------------------    ------------------
Stanton D. Anderson                   15,209,442              200,104
Daniel A. D'Aniello                   14,343,201              1,066,345
Gary J. Beban                         15,208,958              200,588
Richard C. Blum                       14,199,132              1,210,414
Richard C. Clotfelter                 15,208,575              200,971
James J. Didion                       15,208,897              200,649
Hiroaki Hoshino                       14,331,572              1,074,974
Takayuki Kohri                        15,256,502              153,044
George J. Kallis                      15,183,742              225,804
Paul C. Leach                         15,264,362              145,184
Frederic V. Malek                     15,265,055              144,491
Lawrence J. Melody                    15,209,224              200,322
Ray Elizabeth Uttenhove               15,208,521              201,025
Peter V. Ueberroth                    14,198,872              1,210,674
Gary L. Wilson                        14,343,432              1,066,114
Donald M. Koll                        15,203,215              206,331
Raymond E. Wirta                      15,203,802              205,744
Bradford M. Freeman                   15,258,236              151,310
Ricardo Koenigsberger                 15,012,336              397,210

        (iii) The holders of record of a majority of the shares cast and entitled to vote voted for approval of the Company's 1997 Employee Stock Option Plan. The vote was as follows:

               For:                 13,250,924
               Against:             1,287,544
               Abstain:             22,547
               Broker Non-Votes:    848,531


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)


        (iv) The holders of record a majority of the votes cast and entitled to vote voted for the approval of the Company's 1998 Employee Stock Purchase Plan. The vote was as follows:

               For:                   14,547,550
               Against:                   23,248
               Abstain:                   30,322
               Broker Non-Votes:         808,246

        (v) The holders of record of a majority of the votes cast and entitled to vote voted for the approval of the amendment to the Company's 1991 Service Providers Stock Option Plan. The vote was as follows:

               For:                   14,764,797
               Against:                  236,100
               Abstain:                   31,938
               Broker Non-Votes:         376,711

        (vi) The holders of record of a majority of the votes cast and entitled to vote voted for the approval of the Company's 1996 Equity Incentive Plan. The vote was as follows:

               For:                    13,336,590
               Against:                1,244,478
               Abstain:                20,052
               Broker Non-Votes:       808,426

        (vii) The holders of record of a majority of the shares cast and entitled to vote have voted for the ratification of the appointment of Arthur
Andersen LLP to be the independent accountants for the Company for the 1997 fiscal year. The vote was as follows:


               For:                    15,373,215
               Against:                30,544
               Abstain:                5,787

    (d) Not applicable.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        10.1 Credit Agreement dated as of August 28, 1997 among CB Commercial Real Estate Services Group, Inc.; Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo Bank, N.A.; BHF - Bank Aktiengeselleschaft; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch and Grand Cayman Branch; Key Bank National Association; and other financial institutions.

        27 Financial Data Schedule (for the Securities and Exchange Commission only)

    (b) REPORTS ON FORM 8-K

        (i) A Current Report on Form 8-K dated August 5, 1997 concerning the Company's press release announcing the results of operations for the second quarter ended June 30, 1997 and the expected effect of the previously announced merger with Koll Real Estate Services.

        (ii) A Current Report on Form 8-K dated September 2, 1997 concerning the Company's press release announcing the completion of the acquisition and merger with Koll Real Estate Services, and the completion of its $300 million five-year revolving credit facility.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.


       Date:  November 14, 1997 /s/ Ronald J. Platisha
                                _______________________________
                                       Ronald J. Platisha
                                    Executive Vice President,
                                 Principal Accounting Officer