Form 10-K
period 1997-12-31
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1998-03-25
CIK 852203

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K



     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]  EXCHANGE ACT OF 1934


     For the Fiscal Year Ended December 31, 1997


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[_]  EXCHANGE ACT OF 1934


     For the Transition Period from __________________ to __________________

                        Commission File Number 001-12231

                 CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.
             (Exact name of Registrant as Specified in its Charter)


            Delaware                                 52-1616016
 (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)             Identification Number)

      533 South Fremont Avenue
      Los Angeles, California                         90071-1712
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (213) 613-3123

Securities registered pursuant to Section 12(b) of the Act: Common Stock $.01 par value

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  x   No ___
                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1998 was $977,551,313.

     Number of shares of Common Stock outstanding at February 28, 1998 was 18,898,296.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its May 19, 1998 Annual Meeting of Stockholders are incorporated by reference in Part III.

                                     PART I


ITEM 1.   BUSINESS

COMPANY OVERVIEW

  CB Commercial Real Estate Services Group, Inc. ("CBRESG") was organized to acquire Coldwell Banker Commercial Group, Inc. and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In November 1996, CBRESG completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). CBRESG is a holding company that conducts its operations solely through CB Commercial Real Estate Group, Inc. and its subsidiaries (collectively, the "Company").

  The Company is the largest vertically-integrated commercial real estate services company in the United States with aggregate 1997 revenue of $730.2 million, approximately 130 principal offices in the U. S. and over 200 offices worldwide, including strategic alliance partner offices. The Company provides a full range of services to commercial real estate tenants, owners and investors including: (i) brokerage (facilitating sales and leases) ("Brokerage Services"); (ii) transaction management, advisory services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management ("Institutional Management Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services").

INDUSTRY TRENDS

  Over the last ten years, the commercial real estate industry has experienced various structural changes, and over the last three or four years, the industry has experienced a broad recovery from the real estate "depression" of the early 1990s. Management believes these factors and the resulting trends, the most important of which are discussed below, create an opportunity for the Company to leverage its experience, multi-discipline integrated services, multi-market presence and brand equity to its competitive advantage.

      .     HEALTHY COMMERCIAL REAL ESTATE MARKETS.

  Coincident with the longer term structural shifts in the commercial real estate industry, commercial real estate markets in the United States have essentially recovered over the last several years, experiencing increased activity in many product types and geographical market areas. This has been particularly true in California, where the Company has a significant market presence. Relatively strong markets also are prevalent in a number of other major U.S. real estate markets where the Company has operations, including Arizona, Texas, the New England area and the Washington, D.C./Baltimore areas. National office and industrial building occupancy levels have generally been rising, rental rates have been increasing and, correspondingly, property values have been rising.

      .     CHANGING COMPOSITION AND NEEDS OF INVESTORS IN AND OWNERS OF
COMMERCIAL REAL ESTATE ASSETS.

  Investors in and owners of commercial real estate assets have become increasingly institutional (including pension funds, life insurance companies, banks and publicly-held REITs). Simultaneously, their investment and management needs have become increasingly multi-market due to the fact that the commercial real estate properties in their portfolios are typically located in numerous geographic locations. With respect to institutions other than REITs, this change in the ownership characteristics and management requirements of institutional real estate investors and owners has fueled the demand for the growth of multi-service, nationally or internationally-oriented real estate service providers. As most REITs are internally managed and to date generally have outsourced only their brokerage service needs, their demand for the Company's other real estate services has been less than that of other institutional investors. The Company believes that the REITs are a potential growth area if Wall Street puts a premium on growth in funds from operations ("FFO") and because of this influence, REITs elect to outsource various property management functions which can be performed more efficiently by broadly based management organizations like the Company.

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

        .  CONTINUING CORPORATE OUTSOURCING TREND.

  Shareholder pressure for higher performance and return on equity within most public corporations around the globe has heightened corporate management's awareness that corporate real estate assets are a major component of corporate net worth. Simultaneously, with competitive pressures encouraging greater focus on core businesses, companies have emphasized leaner staffing in non-core activities and, as a result, outsourced certain non-core activities to third parties. As a consequence, the demand for multi-discipline, multi-market professional real estate service firms that provide integrated services capable of supplementing a corporate real estate department has increased significantly. The Company's pending acquisition of REI Limited will provide access to European, South American and Asian companies interested in outsourcing and provides a global network of very high quality to provide service to companies throughout the world in the outsourcing process. Following the REI acquisition, which is scheduled to close in late April, 1998, the only major commercial real estate area in the world not directly served by the Company with an owned, or at least partially owned group of businesses, will be the United Kingdom.

        .   EXPANDING CMBS MARKET.

  Historically, the majority of third-party financing for commercial real estate assets was provided by banks and insurance companies who generally held the mortgage loans they originated to the maturity date of the mortgage loans. More recently, Wall Street firms and financial institutions have been providing a significant amount of third-party mortgage financing, and have been accessing the public debt markets by issuing Commercial Mortgage-Backed Securities ("CMBS") in order to securitize their portfolios and avoid holding mortgage loans for the long term. The Company believes that its overall market presence, extensive available market data and access to real estate transaction deal flow positions its mortgage banking business to benefit substantially from the expansion of the CMBS market. The Company's national geographic coverage and mortgage origination capabilities through its L. J. Melody & Company subsidiary have caused it to become one of the largest suppliers of commercial mortgages to the CMBS market (over $1 billion in aggregate originations in 1997 or 30% of the Company's $3.5 billion in new originations). In addition, the Company expects to service a majority of the mortgage loans that it originated and the profit margin potential for servicing an increasing volume of mortgage loans may be significant for the Company's mortgage banking business. Following the North Coast and Cauble acquisitions the Company services over $9 billion in loans.
The acquisition and subsequent combination with L. J. Melody in July 1996 was a strategic step in substantially expanding the Company's capabilities in this area. The Company does not currently securitize loans and has no present intention of doing so.

ACQUISITIONS

  As part of its growth strategy, the Company is continually assessing acquisition opportunities and is currently involved in negotiating acquisitions in the United Kingdom, Canada, the United States, Australia and New Zealand, although no agreement has been reached on material terms in any of these negotiations and there can be no assurances that any such agreement will be reached or if reached will prove beneficial to the Company. Management believes that there are significant opportunities in the fragmented and consolidating worldwide real estate services industry to acquire additional companies to complement and expand the Company's existing operations. Since 1995, the Company has completed six strategic acquisitions and has contractually agreed to a seventh acquisition, REI Limited. In 1995, the Company acquired Westmark Realty Advisors L.L.C. ("Westmark"), an investment management and advisory business with approximately $4.5 billion of assets currently under management, and Langdon Rieder Corporation ("Langdon Rieder"), a nationally-known tenant representation firm. In 1996, the Company acquired L. J. Melody & Company ("L.
J. Melody"), a nationally-known mortgage banking firm. In August 1997, the Company acquired Koll Real Estate Services ("Koll"), a real estate services company primarily providing property management services, corporate and facilities management services, and asset and portfolio management services. The acquisition was accounted for as a purchase and resulted in the issuance of Company equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million at the time of the transaction. In February 1998, the Company, through L. J. Melody, acquired Cauble and Company of Carolina for approximately $2.2 million, and substantially all of the assets of North Coast Mortgage Company for approximately $3.3 million, both regional mortgage banking firms. In addition, the Company has reached definitive agreements with the holders of more than 75% of the outstanding shares of REI Limited, the holding company for all Richard Ellis operations outside of the United Kingdom to purchase their shares. The Company expects to reach agreement with the remainder of the REI shareholders before the end of March, 1998. The purchase price for 100% of the shares of REI is (Pounds)57.25 million (the price was subject to downward adjustment if EBITDA and net debt thresholds were not attained but those thresholds were met). The entire purchase price is payable in common stock of the Company but the REI shareholders may elect to have up to 50% of the purchase price paid in cash or notes. Each REI shareholder can choose at any time prior to March 20, 1998 between two methods (Method A and Method B) in determining the number of shares of stock of the Company to which he or she is entitled:

       Under Method A, the number of shares of common stock is calculated based upon the average price of the stock and the average U.S. Dollar/Pound Sterling exchange rate for the 10 trading days preceding December 9, 1997 (the date the REI transaction was announced). The average trading price was $33.76 and the average exchange rate was $1.674:(Pounds)1. The actual value that a shareholder receives under Method A will increase or decrease depending upon the difference between the December 9, 1997 averages and the averages when the transaction closes. However, in no event can the value of the common stock to be issued to REI shareholders be less than (Pounds)50 million or more than (Pounds)65 million.

       Under Method B, the number of shares of the Company's common stock to be issued to REI shareholders is calculated based on the average closing price of the stock and the average U.S. Dollar/Pound Sterling exchange rate for the 10 days preceding the closing.

Under either method, a shareholder may elect to have up to 50% of the value of the stock paid in cash or 52 month bank-guaranteed notes. The notes bear interest at LIBOR less 150 basis points and may be redeemed at the option of the holder on each December 31st and June 30th beginning December 31, 1998. The transaction is expected to close at the end of April.

  The Company expects to continue its acquisitions program over the next several years and will focus on acquisitions in its mortgage banking business and opportunistic acquisitions in its domestic brokerage and property management businesses, as well as acquisitions which enhance its international capabilities. The Company is currently negotiating acquisitions in the United Kingdom, the United States, Canada, Australia and New Zealand but no agreement has been reached in any of the negotiations and there can be no assurances that any such agreement will be reached or if reached will prove beneficial to the Company. Based upon what the Company has offered, if all of these acquisitions were to close the cost to the Company would be approximately $150 million. The Company believes that the purchase price for any of these potential acquisitions which do close will be paid partly in common stock of the Company and partly in cash. Following the REI acquisition, the Company may not have adequate cash to complete these acquisitions. In that event, the Company anticipates raising additional capital, using one or more of the following alternatives:

              .  Increasing its current bank line.

              .  Raising public or private mid-term debt.

              .  Selling equity (common stock).

  There can be no assurance that the Company will successfully conclude any of the current negotiations or if it does so that it can raise any additional capital through the above described alternatives or, if it can raise additional capital, that such capital will be adequate.

  Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, management anticipates that future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to take as a single charge at the time of the acquisition to the maximum extent possible). Finally, acquisitions can present serious integration problems both in terms of personality and cultural differences (both of which caused material problems in integrating Westmark), and in terms of stress on accounting personnel and other infrastructure systems (which materially slowed the integration of Koll Real Estate Services). The Company expects material infrastructure issues in integrating REI which has fifty-six offices in twenty-seven countries and limited centralized accounting systems. Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, resulting from the acquisitions and to operating cash flows (excluding the costs of integration).

THE COMPANY'S BUSINESSES

Brokerage Services

  The Company has provided commercial real estate brokerage services since 1906 through the representation of buyers, sellers, landlords and tenants in connection with the sale and lease of office space, industrial buildings, retail properties, multi-family residential properties and unimproved land. In 1997, the Company generated revenue from commercial real estate brokerage services of approximately $423.5 million representing approximately 20,850 completed transactions. In 1997, brokerage facilitated over 3,000 sale transactions with an aggregate estimated total consideration of over $3.75 billion and approximately 17,700 lease transactions involving aggregate rents, under the terms of leases facilitated, of approximately $8.7 billion.

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

  OPERATIONS.   As of December 31, 1997, the Company employed approximately
2,000 brokerage professionals in offices located in most of the largest Metropolitan Statistical Areas ("MSAs") in the United States. The Company maintains a decentralized approach to brokerage services (other than investment properties which are a part of financial services), bringing significant local knowledge and expertise to each assignment. Each local office draws upon the broad range of support services provided by the Company's other business groups, including a national network of market research, mortgage originations, client relationships and transaction referrals which the Company believes provide it with significant economies of scale over many local competitors. While day-to-day operations are decentralized, accounting and financial functions are fully centralized.

  In order to increase market share in its domestic brokerage business, the Company has implemented a plan to establish "partnerships" with leading local firms in order to institute geographic coverage in markets that currently are not being served by the Company. Through December 31, 1997, the Company had established fourteen such partnership-type arrangements in Des Moines, Iowa; Louisville, Kentucky; Buffalo and Rochester, New York; Pittsburgh, Pennsylvania; Charleston and Columbia, South Carolina; Memphis, Tennessee; Madison and Milwaukee, Wisconsin; Toledo, Ohio; El Paso, Texas; South Bend and Ft. Wayne, Indiana; and East Lansing and Grand Rapids, Michigan. Revenue anticipated from this program will be a combination of an initial fee, fixed annual fees and a percentage of revenue in excess of a pre-agreed threshold, comparable to a classic franchise program. By the end of 1998 the Company expects to have 25 to 30 partnership-type arrangements and may not materially expand the program beyond that number. In 1997, the Company contributed its brokerage and property management business in the New England area to a partnership and Whittier Partners, a prominent New England real estate services firm, did likewise. The Company also contributed $4.775 million in cash because the assets it contributed were less valuable than the assets contributed by Whittier Partners. The Company and Whittier partners each own 50% of the partnership.

  COMPENSATION. Under a typical brokerage services agreement, the Company is entitled to receive sale or lease commissions. Sale commissions, which are calculated as a percentage of sales price, are generally earned by the Company at the close of escrow. Sale commissions typically range from approximately 1% to 6% with the rate of commission declining as the price of the property increases. Lease commissions, which are calculated as a percentage of the minimum rent payable during the term of the lease, are generally earned by the Company at the commencement of a lease and are not contingent upon the tenant fulfilling the terms of the lease. In cases where a third-party brokerage firm is not involved, lease commissions earned by the Company for a new lease typically range between 2% and 6% of minimum rent payable under the lease depending upon the value of the lease. For renewal of an existing lease, such fees are generally 50% of a new lease commission. In sales and leases where a third-party broker is involved, the Company must typically share 50% of the commission it would have otherwise received with the third-party broker. The Company's brokerage sales professionals have typically received 50% of the Company's share of commissions before costs and expenses. In 1999 the Company anticipates changing its commission plan so that sales professionals who produce commissions below a specified level will have a 40% commission, and sales professionals who produce commissions above a specified level will achieve a 60% commission. Sales professionals who produce commissions between these two levels will continue to receive 50% of the commissions.

Corporate Services

  The Company provides corporate services to major corporations around the world. Corporate services include assisting corporations in developing and executing multiple-market real estate strategies and facilities management services. The Company's objective is to establish long-term relationships with corporations that require continuity in the delivery of high-quality, multi-market management services and strategic advisory services including acquisition, disposition and consulting services. Global competition, the focus on quality, "right-sizing" of corporate organizations and changes in management philosophy have all contributed to an increased interest in and reliance on outside third-party real estate service providers. Specifically, through contractual relationships, the Company assists major, multi-market companies in developing and executing real estate strategies as well as addressing specific occupancy and facilities management objectives. Corporate services coordinates the utilization of all the Company's various disciplines to deliver an integrated service to its clients. Essentially, corporate services expands a client's real estate department and supports most of the functions involved in a corporate real estate department.

  The Company's facilities management unit, specializes in the administration, management and maintenance of properties that are owned and occupied by large corporations and institutions, such as corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities, as well as tenant representation, capital asset disposition, strategic real estate consulting and other ancillary services for corporate clients. As of December 31, 1997, the Company had approximately 91 million square feet under facilities management.

  OPERATIONS. The Company's facilities management operations are organized into three geographic regions in the Eastern, Western and Central areas of the United States, with each geographic region comprised of consulting, corporate services and team management professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. In addition to providing a full range of corporate services in a contractual relationship, the facilities management group will respond to client requests generated by other Company business groups for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

  COMPENSATION.   A typical corporate services agreement gives the Company the right to execute some or all of the client's future sales and leasing transactions. The commission rate with respect to such transactions frequently reflects a discount for the captive nature and large volume of the business.

  Under a typical facilities management agreement, the Company is entitled to receive management fees and reimbursement for its costs (such as costs of wages of on-site employees, capital expenditures, field office rent, supplies and utilities) incurred that are directly attributable to management of the facility. Payments for reimbursed expenses are set against those expenses and not included in revenue. In most instances, office space and furniture for the on-site office are provided by the client. Under certain facilities management agreements, the Company may also be entitled to an additional incentive fee which is paid if the Company meets certain performance criteria established in advance between the client and the Company. The management fee in most cases is based upon a fixed annual amount per square foot of the facility managed.

  TERM. A typical corporate services agreement includes a stated term of at least one year and normally contains provisions for extension of the agreement. Agreements typically include a provision for cancellation by either party, upon notice, within a specified short time frame.

Institutional Management Services

  The Company provides value-added property management services for income-producing properties owned primarily by institutional investors and, as of December 31, 1997, managed approximately 211 million square feet of commercial space.

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

  OPERATIONS. The Company employs approximately 1,600 property management professionals. Most property management services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are extensively trained and are encouraged to continue their education through both Company-sponsored and outside training. The Company provides each local office with centralized corporate resources including investments in computer software and hardware as described below under the caption "Information
Technology".   Property management personnel utilize state-of-the-art computer systems for accounting, marketing, and maintenance management.

  COMPENSATION.   Under a typical property management agreement, the Company will be entitled to receive management fees and lease commissions. The management fee in most cases is based upon a formula which gives the Company either a certain amount per square foot managed or a specified percentage of the monthly gross rental income collected from tenants occupying the property under management. Where rent is used as the basis for the fee, the fee will increase and decrease as building rents and occupancies increase and decrease. Many of these property management agreements also include a stated minimum management fee. The Company also may be entitled to reimbursement for costs incurred that are directly attributable to management of the property. Reimbursable costs, which are not included in the Company's revenue, include the wages of on-site employees and the cost of field office rent, furniture, computers, supplies and utilities. The Company pays its property management professionals a combination of salary and incentive-based bonuses. Lease commissions, which are paid in addition to the management fee, are similar to those described for brokerage services. Revenue from leasing services provided to the Company's property management clients is reflected in brokerage rather than property management revenue since brokerage professionals are normally engaged to accomplish the leasing.

  TERM.   A typical property management agreement contains an evergreen provision which provides that the agreement remains in effect for an indefinite period, but enables the property owner to terminate the agreement upon 30 days prior written notice, which the Company believes to be customary in the commercial real estate industry.

Financial Services

  Mortgage Banking

  The Company provides its mortgage origination and mortgage loan servicing through L. J. Melody, which was acquired in July 1996 and is based in Houston, Texas. The Company originated approximately $3.5 billion of mortgages in 1997. As part of these origination activities, the Company has special conduit arrangements with affiliates of Merrill Lynch & Co., Citicorp, NationsBank, Heller Financial and Deutche Morgan Grenfell which permit it to service the mortgage loans which it originates. Under these arrangements, the Company generally originates mortgages in its name, makes limited representations and warranties based upon representations made to it by the borrower or another party and immediately sells them into a conduit program. The Company may originate mortgages into other conduit programs where it does not have servicing rights. The Company originates and services loans for Federal Home Loan Mortgage Corp. (Freddie Mac) and is a major mortgage originator for insurance companies having originated mortgages in the names of the insurance companies valued at approximately $2 billion in 1997. The Company has correspondent arrangements with various life insurance companies and pension funds which entitle it to service the mortgage loans it originates. As of December 31, 1997, the Company serviced mortgage loan portfolios of approximately $ 7.6 billion and as a result of the North Coast and Cauble acquisitions currently services portfolios in excess of $9 billion.

  OPERATIONS. The Company employs approximately 55 mortgage banking professionals in 20 offices in the United States. The Company's mortgage loan originations take place throughout the United States, with support from L. J. Melody's headquarters in Houston, Texas. The Company's mortgage loan servicing primarily is handled by L. J. Melody in Houston, Texas. In February 1998, L. J. Melody acquired Cauble and Company of Carolina for approximately $2.2 million, and substantially all of the assets of North Coast Mortgage Company for approximately $3.3 million, both regional mortgage banking firms. These acquisitions give the Company a stronger presence in the Northwest (Washington and Oregon) and Southeast (North Carolina and South Carolina) regions of the United States with respect to its mortgage banking services.

  COMPENSATION.   The Company typically receives origination fees, ranging from
0.5% for large insurance company mortgage loans to 1.0% for most conduit mortgage loans. In addition, the Company can earn special incentive fees from various conduit programs. In 1997 the Company received approximately $1.3 million from such incentives. In situations where the Company services the mortgage loans which it originates, it also receives a servicing fee between
 .03% and .25%, calculated as a percentage of the outstanding mortgage loan balance. These correspondent agreements generally contain an evergreen provision with respect to servicing which provides that the agreement remains in effect for an indefinite period, but enables the lender to terminate the agreement upon 30 days prior written notice, which the Company believes to be a customary industry termination provision. A majority of the Company's 1997 mortgage loan origination revenue was from agreements which entitled it to both originate and service mortgage loans. The Company also originates mortgage loans on behalf of conduits and insurance companies for whom it does not perform servicing. The Company's client relationships have historically been long term. The Company pays its mortgage banking professionals a combination of salary, commissions and incentive-based bonuses which typically average approximately 50% of the Company's loan origination fees.

  Investment Properties

  Since 1992, investment properties has provided sophisticated strategic planning for, and execution of, acquisitions and sales of income-producing properties for its clients. In 1997, the Company completed approximately 1,240 investment property transactions with an aggregate value of over $9.4 billion, generating total revenues of approximately $150 million. On behalf of property owners seeking to dispose of investment properties, the Company strives to ensure that the owner achieves the maximum value in the minimum amount of time by providing services which include (i) accessing the Company's proprietary databases and other information sources to provide real-time knowledge of available properties, completed comparable transactions, real estate market trends, and active investors in the market, and to assist with valuation and buyer identification, and (ii) designing the appropriate marketing strategy that allows the owner to target probable buyers or buyer categories. On behalf of prospective investors, access to the same sources of information provides the Company's clients with a competitive advantage by enabling the Company's professionals (i) to identify the geographical areas and specific properties which are most suitable for the investor and (ii) to advise investors in negotiations and due diligence. REI's Richard Ellis operations around the globe had significant investment sales in 1997. The Company believes that the combination of the two investment property programs will be highly attractive to buyers and sellers of investment properties.

  OPERATIONS. As of December 31, 1997, the Company employed approximately 300 investment properties professionals who exclusively handle acquisitions and sales of investment properties and are located in 90 offices in the United States.

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

  Investment Management and Investment Products

  The investment advisory and investment activities of the Company are divided into two parts--Westmark and CBC Global Capital Markets. Westmark continues to focus on providing advisory services to the pension fund community while CBC Global Capital Markets focuses on the development of products to serve non-pension fund investors and co-investment opportunities.

  OPERATIONS. As of December 31, 1997, Westmark managed approximately $4.5 billion in tax-exempt capital invested in more than 252 office, industrial and retail properties located in more than 46 major U.S. markets with an aggregate of more than 48 million square feet. Westmark's headquarters are located in Los Angeles and it maintains regional offices in Boston, Dallas, New York City and Washington, D.C. Westmark employs approximately 135 professionals who provide services, including market research and forecasting, acquisition strategy and implementation, portfolio strategy and management, and development and dispositions. Westmark's investors invest through separate accounts, commingled funds and real estate operating companies, including limited partnerships. Certain funds and separate accounts are subject to ERISA regulations and, with respect to such funds and accounts, Westmark is limited in its ability to employ any affiliated company, including the Company. Westmark has experienced significant growth in its separate accounts business and its commingled debt business simultaneously with a decline in its commingled equity business caused by adverse investor response to non-property specific commingled funds. The Company believes that in the future investors will react favorably to commingled equity funds which have liquidity and co-investment characteristics.

  CBC Global Capital Markets is focused on developing securitized investment products for clients and creating other investment strategies based on its market research. In 1996, CBC Global Capital Markets formed a relationship with Alliance Capital Management to manage investments in REIT securities for retail and institutional clients. This venture utilizes the Company's proprietary research tools and currently manages approximately $800 million in assets, of which $575 million was raised in 1997.

CBC Global Capital Markets is considering the development of investment programs for international real estate securities, securitized commercial mortgage debt and other specialized investment funds.

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

  CBC Global Capital Markets' fees for managing investments will vary depending on product type. For the REIT investment business, CBC Global Capital Markets shares the total fees with Alliance Capital Management with the gross income to the Company ranging from 0.20% to 0.25% of assets under management.

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

  Valuation and Appraisal Services

  The Company's valuation and appraisal services business delivers sophisticated commercial real estate valuations through a variety of products including market value appraisals, portfolio valuation, discounted cash flow analyses, litigation
support, feasibility land use studies and fairness opinions.   At December 31,
1997, the Company's appraisal staff had more than 92 professionals with approximately 50% of the staff holding the MAI professional designation. The business is operated nationally through 25 regional offices and its clients are generally corporate and institutional portfolio owners and lenders. In 1997, the Company performed more than 3600 valuation and appraisal assignments.

  Real Estate Market Research

  Real estate market research services are provided by 13 professionals in Boston, Massachusetts employed by CB Commercial/Torto Wheaton Research. Real estate market research services are provided to the Company's other businesses as well as sold to third-party clients and include (i) data collection and interpretation, (ii) econometric forecasting, and (iii) evaluating marketing opportunities and portfolio risk for institutional clients within and across U.S. commercial real estate markets. The Company's publications and products provide real estate data for more than 50 of the largest MSAs in the United States and are sold on a subscription basis to many of the largest portfolio managers, insurance companies and pension funds in the United States. The CB Commercial National Real Estate Index also compiles proprietary market research for nearly 60 major urban areas nationwide, reporting benchmark market price and rent data for office, light industrial, retail, and apartment properties, and tracking the property portfolios of 135 of the largest real estate investment trusts.

TERMINATION OF INTERNATIONAL ALLIANCES

  In response to growing cross-border capital flows for investment in commercial real estate, and the multi-national strategies of the Company's U.S. corporate clients, the Company developed exclusive alliances with leading firms in various countries in Europe, the Far East and Southeast Asia, Australia and New Zealand. The relationships with DTZ, a consortium of 20 real estate advisory firms operating in 15 countries in Europe as well as in Australia, New Zealand and elsewhere, C.Y. Leung & Company, a locally-owned firm operating in Hong Kong, China, Singapore and Malaysia, and, commencing in February 1997, Ikoma Corporation, a commercial real estate services firm in Japan, allowed the Company to provide global corporate service capabilities and significantly strengthen its client relationships in the United States. However, in 1997, as part of its evaluation of the Koll acquisition, the Company concluded that it could not deliver consistent, high quality services around the globe except through a commonly owned and commonly managed structure. The Company approached its alliance partners with a view to common ownership and management but could not reach agreement with them and gave notice terminating the alliance agreements effective April 15, 1998. The Company then began discussions with REI Limited which were finalized in early 1998. The alliance relationships were reciprocal referral arrangements whereby the Company's clients who required services in a geographical region serviced by its alliance partners had to be referred by the Company to its alliance partner operating in that region. Conversely, the Company's alliance partners were obligated to refer their clients with commercial real estate needs in the United States to the Company. Revenues from the alliance agreements represent a small portion of total revenues.

INFORMATION TECHNOLOGY

  In order to enhance the quality of its real estate services and improve the productivity of its employees, the Company has invested in state-of-the-art computer and telecommunication systems to provide real-time real estate information and sophisticated presentation and analysis tools. The Company's information technology group ("IT Group"), headquartered in Torrance, California, employs 100 professionals that operate the Company's data center, develops custom programs, implements special systems software, and provides support for hardware and software utilized in the Company's national network of offices.

  The Company has adopted computer hardware and software standards to maintain the consistency and quality of its real estate services. Each office is connected directly to the Company's wide area network for real-time access to the Company's centralized databases, customized software applications and electronic communications systems.

  By special arrangement, some of the Company's clients have remote modem access to selected client-customized software applications, and the CB Commercial Web Site has also given clients direct access through the CB Internet home page. These systems allow clients to gain access to various levels of information, maintain day-to-day contact with the Company's professionals, and track and monitor property acquisition and disposition activities and property portfolios.

  Year 2000 Computer Issues

  The Company's accounting (both for the Company and for its property and facilities management clients), information technology and embedded (elevator, HVAC, etc.) systems are all subject to potential problems relating to the inability of such systems to recognize the year 2000. The Company believes that its accounting systems will be year 2000 compliant by the end of 1998 but that its information technology and embedded systems may not be year 2000 compliant until sometime in 1999. There is no assurance that the Company can meet these schedules and if it does not, the result would be material and adverse.

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

  The Company's property management business competes for the right to manage properties controlled by third parties. The competitor may be the owner of the property (who is trying to decide the efficiency of outsourcing) or another property management company. Increasing competition in recent years has resulted in having to provide additional services at lower rates, thereby eroding margins. In 1996, however, rates stabilized and, in some cases, increased.

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

EMPLOYEES

  As of December 31, 1997, the Company had approximately 6,700 employees. All of the Company's sales professionals are parties to contracts with the Company which subject them to the Company's rules and policies during their employment and limit their post-employment activities in terms of soliciting clients or employees of the Company. The Company believes that relations with its employees are good.


ITEM 2.    PROPERTIES

  The Company owns its headquarters building in downtown Los Angeles, California. In addition to the Company's headquarters, the Company owns three smaller office buildings in Phoenix, Arizona; San Diego and Carlsbad, California. The Company occupies the San Diego and Carlsbad properties.

  The Company also leases office space on terms that vary depending on the size and location of the office. The leases expire at various dates through 2007. For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although rental rates in some markets may adversly affect the Company's profits in those markets.


ITEM 3.    LEGAL PROCEEDINGS

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages and an appellate ruling is expected in late 1998 or early 1999. The Company has established reserves for this case, and management believes the reserves are adequate as of December 31, 1997. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

  In addition, as a result of the thousands of transactions in which the Company participates and its employment of over 6,700 people, it is a party to a number of pending or threatened lawsuits, arising out of or incident to the ordinary course of its business. At any given time, the Company typically is a defendant in 175 to 200 legal proceedings and a plaintiff in 50 to 75 legal proceedings. Management believes that any liability to the Company, net of insurance proceeds, that may result from proceedings to which it is currently a party will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

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

  Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Common Stock commenced trading on the New York Stock Exchange on November 7, 1997 under the symbol "CBG." Prior to that, the Company's Common Stock traded on The Nasdaq Stock Market--National Market System ("NASDAQ -- NMS") under the symbol "CBCG" from November 26, 1996 through November 6, 1997. Prior to that period, there was no established public trading market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock on the NYSE, and the high and low bid prices for the Common Stock on the NASDAQ -- NMS.

YEAR ENDED DECEMBER 31, 1996                      HIGH       LOW
----------------------------                     -------   -------
November 26, 1996 through December 31, 1996      $20       $18

YEAR ENDED DECEMBER 31, 1997
----------------------------
First Quarter                                     27 3/8    18 1/4
Second Quarter                                    30 3/4    20 3/4
Third Quarter                                     33 3/4    28 3/4
Fourth Quarter (through November 6, 1997)         39 1/2    32 1/4
Fourth Quarter (from November 7, 1997)            38        28 1/2


  (b) As of February 28, 1998, the Company had 852 record holders of its Common Stock.

  (c) Since its incorporation in March 1989 the Company has not declared any cash dividends on its Common Stock. The Company's existing credit agreement restricts its ability to pay dividends on Common Stock but permits the payment of dividends on preferred stock. The preferred stock was repurchased by the Company in January 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --- Liquidity and Capital Resources" under
Item 7 of this report.

  (d) In June 1997, the Company sold 35,000 shares of Common Stock to an executive officer of the Company under the Company's 1996 Equity Incentive Plan. The sale was made by private placement in reliance on the exemption from registration provisions provided for in Section 4(2) of the Securities Act of 1933, as amended. The recipient of such securities represented his intention to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to the stock certificate issued in such transaction. The recipient had adequate access, through employment, to information about the Company.

ITEM 6. SELECTED FINANCIAL DATA


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION:
                  (Dollars in thousands except per share data)

                                                                              YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------------

                                                1997               1996               1995              1994                1993
                                           ---------------   ----------------   ----------------   ---------------   ---------------

STATEMENT OF OPERATIONS DATA:
Revenue.................................      $   730,224        $   583,068        $   468,460       $   428,988      $   392,037
Costs and Expenses:
   Commissions, fees and other
    incentives..........................          365,705            292,266            239,018           225,085          206,070
   Operating, administrative and other..          274,447            228,799            187,968           170,234          160,073
   Merger related and other
    non-recurring charges...............           12,924                  -                  -                 -                -
   Depreciation and amortization........           18,060             13,574             11,631             8,091           49,606
                                              -----------        -----------        -----------       -----------      -----------
Operating income (loss).................           59,088             48,429             29,843            25,578          (23,712)
Interest income.........................            2,598              1,503              1,674             1,109              915
Interest expense........................           15,780             24,123             23,267            17,362           14,240
                                              -----------        -----------        -----------       -----------      -----------
Income (loss) before provision
 (benefit) for income tax...............           45,906             25,809              8,250             9,325          (37,037)
Provision for income tax................           20,558             11,160                841               152              112
Reduction of valuation allowances (1)...                -            (55,900)                 -                 -                -
                                              -----------        -----------        -----------       -----------      -----------
Net provision (benefit) for income tax..           20,558            (44,740)               841               152              112
                                              -----------        -----------        -----------       -----------      -----------

Income (loss) before extraordinary items           25,348             70,549              7,409             9,173          (37,149)
Extraordinary items, net................              951                  -                  -                 -                -
                                              -----------        -----------        -----------       -----------      -----------

Net income (loss).......................      $    24,397        $    70,549        $     7,409       $     9,173      $   (37,149)
                                              ===========        ===========        ===========       ===========      ===========

Net income (loss) applicable to common
 stockholders (2).......................      $    20,397        $    69,549        $     7,409       $     9,173      $   (37,149)
Basic earnings (loss) per share (2).....      $      1.34        $      5.05        $      0.55       $      0.69      $     (3.23)
Number of shares used in computing
 basic earnings (loss)
 per share (2)..........................       15,237,914         13,783,882         13,499,862        13,264,405       11,504,644
Diluted earnings (loss) per share (2)...      $      1.28        $      4.99        $      0.55       $      0.69      $     (3.23)
Number of shares used in computing
 diluted earnings (loss)
 per share (2)..........................       15,996,929         14,126,636         13,540,541        13,305,118       11,504,644

OTHER DATA:
EBITDA (3)..............................      $    90,072        $    62,003        $    41,474       $    33,669      $    25,894
Net cash provided by operating
 activities.............................      $    80,835        $    65,694        $    30,632       $    31,418      $    19,609
Net cash used in investing activities...      $   (18,018)       $   (10,906)       $   (24,888)      $    (3,865)     $    (5,629)
Net cash used in financing activities...      $   (64,964)       $   (28,505)       $   (11,469)      $    (4,923)     $   (14,662)

                                                                                  AS OF DECEMBER 31,
                                              ------------------------------------------------------------------------------------
BALANCE SHEET DATA:                               1997               1996               1995              1994             1993
                                              -----------        -----------        -----------       -----------      -----------
Cash and cash equivalents...............      $    47,181        $    49,328        $    23,045       $    28,770      $     6,140
Total assets............................          505,191            278,944            190,954           150,100          128,914
Total long-term debt....................          146,104            148,529            250,142           233,571          239,853
Total liabilities.......................          339,748            280,364            345,642           314,648          303,774
Minority interest.......................            7,672                 95                  -                 -                -
Total stockholders' equity (deficit)....          157,771             (1,515)          (154,688)         (164,548)        (174,860)

----------------
   (1) See Note 9 of Notes to Consolidated Financial Statements.

   (2) See Per Share Information in Note 2 of Notes to Consolidated Financial Statements.

   (3) EBITDA effectively removes the impact of certain non-cash and non-recurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger related and other non-recurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

   CB Commercial Real Estate Services Group, Inc. (the "Company") is the largest commercial real estate services firm in the United States and a global leader in real estate services. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional real estate broker to being a highly diversified real estate services firm. Its outsourcing, transaction management, advisory services and facilities management business (referred to as "Corporate Services"), property management business ("Institutional Management Services") and its mortgage loan origination and servicing, appraisal, investment property, realty advisory and capital markets businesses (collectively referred to as "Financial Services") are either the largest or one of the largest such businesses in the country and in the aggregate accounted for more than $306.7 million in 1997 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $423.5 million in revenue and is the largest or one of the largest such businesses in the country.

   As part of its proactive adjustment to structural and economic changes in the economy the Company has, since the beginning of 1995, completed a $86.9 million public offering of common stock and six strategic acquisitions with a seventh -- a major international acquisition -- in process. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

   Revenue from Brokerage Services and the investment properties component of Financial Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Between 55.0% and 60.0% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services are directly correlated to revenue while approximately 35.0% of the costs and expenses of Corporate Services, Institutional Management Services and Financial Services, excluding investment properties, are directly correlated to revenue.

   A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact upon its operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand rather than general inflation.

RESULTS OF OPERATIONS

   The following table sets forth items derived from the Company's Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, presented in dollars and as a percentage of revenue.

                                                                       Year Ended December 31,
                                                      ----------------------------------------------------------
                                                             1997                  1996               1995
                                                      -----------------    -----------------   -----------------
                                                                         (Dollars in thousands)
Revenue............................................   $730,224   100.0%   $583,068    100.0%   $468,460   100.0%
Costs and expenses:
 Commissions, fees and other incentives............    365,705    50.1     292,266     50.1     239,018    51.0
 Operating, administrative and other...............    274,447    37.6     228,799     39.3     187,968    40.1
 Merger related and other non-recurring
   charges.........................................     12,924     1.8           -        -           -       -
 Depreciation and amortization.....................     18,060     2.4      13,574      2.3      11,631     2.5
                                                      --------   -----    --------    -----    --------   -----

Operating income...................................     59,088     8.1      48,429      8.3      29,843     6.4
Interest income....................................      2,598     0.3       1,503      0.2       1,674     0.4
Interest expense...................................     15,780     2.2      24,123      4.1      23,267     5.0
                                                      --------   -----    --------    -----    --------   -----

Income before provision (benefit) for income tax...     45,906     6.2      25,809      4.4       8,250     1.8

Provision for income tax...........................     20,558     2.8      11,160      1.9         841     0.2
Reduction of valuation allowances..................          -       -     (55,900)    (9.6)          -       -
                                                      --------   -----    --------    -----    --------   -----

Net provision (benefit) for income tax.............     20,558     2.8     (44,740)    (7.7)        841     0.2
                                                      --------   -----    --------    -----    --------   -----

Income (loss) before extraordinary items...........     25,348     3.4      70,549     12.1       7,409     1.6
Extraordinary items, net...........................        951     0.1           -        -           -       -
                                                      --------   -----    --------    -----    --------   -----

Net income.........................................   $ 24,397     3.3%   $ 70,549     12.1%   $  7,409     1.6%
                                                      ========   =====    ========    =====    ========   =====

EBITDA.............................................   $ 90,072    12.3%   $ 62,003     10.6%   $ 41,474     8.9%
                                                      ========   =====    ========    =====    ========   =====

   Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising occupancy and rental levels, and, as a result, property values. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company.

   The Company reported CONSOLIDATED NET INCOME of $24.4 million ($1.28 diluted earnings per share) in 1997, on revenues of $730.2 million. Reflected in the consolidated net income are merger related and other non-recurring charges of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and an extraordinary loss of $1.0 million net of a tax benefit of $0.7 million resulting from debt extinguishment. Excluding these charges and their related tax impact, the Company's consolidated net income would have been $33.6 million (or 4.6% of revenue) and diluted earnings would have been $1.83 per share.

   REVENUES on a consolidated basis were $730.2 million, an increase of $147.2 million or 25.2% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The overall increase reflected a continued improvement in the commercial real estate markets across the country, the acquisition of Koll Real Estate Services ("Koll") at the end of August 1997 and a full year of revenue from L.J. Melody & Company ("L.J. Melody") which was acquired in July of 1996. This improvement reflected both the Company's position and increasing confidence in the national economy and, in particular, real estate assets and improving real estate market liquidity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $365.7 million, an increase of $73.4 million or 25.1% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in these costs is attributable both to the increase in revenue since most of the Company's sales professionals are compensated based on revenue and to an increasing number of sales personnel becoming entitled to commissions at a rate above 50.0%. As a percentage of revenue, commissions fees and other incentives were 50.1% in 1996 and 1997.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $274.4 million, an increase of $45.6 million or 20.0% for the year ended December 31, 1997, compared to the year ended December 31, 1996. This is consistent with increased operating activity, and reflects a decrease in operating, administrative and other as a percentage of revenue from 39.3% to 37.6%.

   MERGER RELATED AND OTHER NON-RECURRING CHARGES were $12.9 million for the year ended December 31, 1997. These charges represent $8.8 million of accrued merger costs, $2.4 million of merger related incentive payments to certain Westmark sellers and $1.7 million related to an accelerated contingent note payment.

   CONSOLIDATED INTEREST INCOME was $2.6 million, an increase of $1.1 million or 72.9% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which directly relates to increased cash balances. CONSOLIDATED INTEREST EXPENSE was $15.8 million, a decrease of $8.3 million or 34.6% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The decrease is the result of the payment of a portion of the senior debt with the net proceeds from the Company's initial public offering in late 1996 ("Offering"), a reduction in interest rates due to debt refinancing in late August 1997, and other pay downs during 1997. Interest expense for 1998 is expected to increase as a result of the repurchase in January of 1998 of all of the Company's preferred stock and the debt expected to be associated with acquisitions.

   NET PROVISION FOR INCOME TAX on a consolidated basis in 1997 was $20.6 million, compared to a $44.7 million benefit for 1996. The 1997 provision is the result of positive pre-tax income and the use of the full effective tax rate, whereas the benefit in 1996 resulted primarily from the recognition of a portion of the Company's net operating loss ("NOL") carryforwards and other deferred tax assets by reversing the related valuation allowance. See Note 9 to the Company's consolidated financial statements for discussion of the Company's deferred taxes and related valuation allowances. In early 1998 the Company repurchased its outstanding preferred stock and triggered a limitation on the annual amount of NOL it can use to offset future taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the actual amount of taxes paid.

   EXTRAORDINARY ITEMS of $1.0 million relate to the write-off of deferred loan costs due to extinguishment of certain senior and senior subordinated debt. The amount is net of a tax benefit of $0.7 million. There were no corresponding charges incurred in 1996.

   EBITDA was $90.1 million for the year ended December 31, 1997 as compared to $62.0 million for the year ended December 31, 1996. EBITDA effectively removes the impact of certain non-cash and non-recurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger related and other non-recurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to
(i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

   CONSOLIDATED NET INCOME for the year ended December 31, 1996 was $70.5 million ($4.99 diluted earnings per share), which included the current year tax provision of $11.2 million offset by the cumulative year-to-date tax benefit resulting from reversal of valuation allowances of $55.9 million or a net benefit for income tax of $44.7 million. If the Company had not recorded tax benefits related to projected future taxable income for the year ended December 31, 1996, the Company's net income for such period would have been $24.2 million ($1.68 diluted earnings per share).

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

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis in 1996 were $292.3 million, an increase of $53.3 million or 22.3% from $239.0 million in 1995. The increase in these costs is largely correlated to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives decreased from 51.0% in 1995 to 50.1% in 1996. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the significant revenue growth in investment management and advisory, which does not incur this type of revenue-based expense. Excluding investment management and advisory, commissions, fees and other incentives were relatively flat as a percentage of revenues.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis in 1996 was $228.8 million, an increase of $40.8 million or 21.7% from $188.0 million in 1995, and a decrease as a percentage of revenue from 40.1% for 1995 to 39.3% for 1996.

   CONSOLIDATED INTEREST INCOME in 1996 was $1.5 million, a decrease of $0.2 million or 10.2% from $1.7 million in 1995. CONSOLIDATED INTEREST EXPENSE in 1996 was $24.1 million, an increase of $0.8 million or 3.7% from $23.3 million in 1995 primarily resulting from debt incurred with respect to the Westmark acquisition in June 1995 and the L.J. Melody acquisition in July 1996, offset in part by reduced average borrowing levels on other Company indebtedness and paydown of a portion of the senior debt with the net proceeds from the Offering.

   NET PROVISION (BENEFIT) FOR INCOME TAX on a consolidated basis in 1996 was a benefit of $(44.7) million, compared to a $0.8 million provision in 1995.
During the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million was allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million was recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996, the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances. For the year ended December 31, 1996, a $11.2 million provision for income taxes was recorded without regard to the income tax benefit resulting from the reduction of the valuation allowance. Net income for the year ended December 31, 1996 was $70.5 million ($4.99 diluted earnings per share), which includes the current year provision of $11.2 million offset by the cumulative year-to-date tax benefit of $55.9 million or a net benefit for income tax of $44.7 million. If the Company had not recorded tax benefits related to projected future taxable income for the year ended December 31, 1996, the Company's net income for such period would have been $24.2 million ($1.68 diluted earnings per share). The $55.9 million recognized tax benefit has a material effect on the reported net income for the year ended December 31, 1996. This $55.9 million tax benefit is a non-recurring item and is unrelated to the Company's performance and should not be used in evaluating the Company's prospects or future performance.

   EBITDA was $62.0 million for the year ended December 31, 1996 as compared to $41.5 million for the year ended December 31, 1995.

SEGMENT OPERATIONS

   The Company provides integrated real estate services. With the acquisition and integration of Koll, the Company restructured into four global business units to best serve clients, as well as to better reflect market opportunities, and to encourage better investment community understanding of Company prospects. The four units are Brokerage Services, Corporate Services, Institutional Management Services and Financial Services. Brokerage Services consists of brokerage (commercial property sales and leasing). Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Institutional Management Services consists of property management. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through Westmark Realty Advisors L.L.C. ("Westmark"), capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1997, 1996 and 1995.

                                                                   Year Ended December 31,
                                               ----------------------------------------------------------
                                                     1997                 1996               1995
                                               -----------------   -----------------   ------------------
                                                                 (Dollars in thousands)
BROKERAGE SERVICES
 Revenue....................................   $423,485   100.0%   $345,906   100.0%   $301,272   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...    237,697    56.1     191,830    55.5     168,049    55.8
   Operating, administrative and other......    133,661    31.6     122,845    35.5     100,502    33.4
   Depreciation and amortization............      8,200     1.9       7,092     2.0       7,484     2.4
                                               --------   -----    --------   -----    --------   -----
 Operating income...........................   $ 43,927    10.4%   $ 24,139     7.0%   $ 25,237     8.4%
                                               ========   =====    ========   =====    ========   =====
 EBITDA.....................................   $ 52,127    12.3%   $ 31,231     9.0%   $ 32,721    10.9%
                                               ========   =====    ========   =====    ========   =====

CORPORATE SERVICES
 Revenue....................................   $ 37,608   100.0%   $ 25,564   100.0%   $ 21,750   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     18,429    49.0      14,286    55.9      12,208    56.1
   Operating, administrative and other......     16,693    44.4      10,700    41.9       8,120    37.3
   Depreciation and amortization............        898     2.4         243     0.9         268     1.3
                                               --------   -----    --------   -----    --------   -----
 Operating income (loss)....................   $  1,588     4.2%   $    335     1.3%   $  1,154     5.3%
                                               ========   =====    ========   =====    ========   =====
 EBITDA.....................................   $  2,486     6.6%   $    578     2.3%   $  1,422     6.5%
                                               ========   =====    ========   =====    ========   =====

INSTITUTIONAL MANAGEMENT SERVICES
 Revenue....................................   $ 67,442   100.0%   $ 44,783   100.0%   $ 41,067   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     22,230    33.0      17,416    38.9      15,630    38.1
   Operating, administrative and other......     38,625    57.3      21,518    48.0      23,203    56.5
   Depreciation and amortization............      2,040     3.0         700     1.6         506     1.2
                                               --------   -----    --------   -----    --------   -----
 Operating income (loss)....................   $  4,547     6.7%   $  5,149    11.5%   $  1,728     4.2%
                                               ========   =====    ========   =====    ========   =====
 EBITDA.....................................   $  6,587     9.8%   $  5,849    13.1%   $  2,234     5.4%
                                               ========   =====    ========   =====    ========   =====

FINANCIAL SERVICES
 Revenue....................................   $201,689   100.0%   $166,815   100.0%    104,371   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     87,349    43.3      68,734    41.2      43,131    41.3
   Operating, administrative and other......     85,468    42.4      73,736    44.2      56,143    53.8
   Depreciation and amortization............      6,922     3.4       5,539     3.3       3,373     3.2
                                               --------   -----    --------   -----    --------   -----
 Operating income...........................   $ 21,950    10.9%   $ 18,806    11.3%   $  1,724     1.7%
                                               ========   =====    ========   =====    ========   =====
 EBITDA.....................................   $ 28,872    14.3%   $ 24,345    14.6%   $  5,097     4.9%
                                               ========   =====    ========   =====    ========   =====
MERGER RELATED AND OTHER
  NON-RECURRING CHARGES                        $(12,924)           $      -            $      -
                                               ========            ========            ========
TOTAL OPERATING INCOME                         $ 59,088            $ 48,429            $ 29,843
                                               ========            ========            ========
TOTAL EBITDA                                   $ 90,072            $ 62,003            $ 41,474
                                               ========            ========            ========

   The following discussion of each of the Company's four operating segments should be read in conjunction with Note 12 to the Consolidated Financial Statements. Segment operating income excludes interest income, interest expense, merger related and other non-recurring charges, provision for income taxes and extraordinary items.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

BROKERAGE SERVICES

   Revenue increased by $77.6 million or 22.4% for the year ended December 31, 1997, compared to the year ended December 31, 1996, due to the continued improvement of the real estate market. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed during 1997 as compared to 1996. Commissions, fees and other incentives increased by $45.9 million or 23.9% for the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. The increase in commissions, fees and other incentives was greater than the increase in revenues as a result of a tiered commission program whereby after certain eligibility criteria is achieved, producers receive an additional premium paid annually. Operating, administrative, and other increased by $10.8 million or 8.8% for the year ended December 31, 1997 compared to the year ended December 31, 1996, but decreased as a percentage of revenue from 35.5% to 31.6%. The increase in the amount is primarily a result of additional personnel requirements and business promotional expenses, which contributed to the increase in revenue and incentive compensation based on increased operating results. Depreciation and amortization increased by $1.1 million or 15.6% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily due to the write-off of Langdon Rieder acquisition goodwill of $2.1 million, partially offset by reduced depreciation due to an increase in fully depreciated assets.

CORPORATE SERVICES

   Revenue increased by $12.0 million or 47.1% for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to the Koll acquisition and an increase in the total number and size of corporate services sales and lease transactions closed during 1997 compared to 1996. Commissions, fees and other incentives increased by $4.1 million or 29.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996, but decreased as a percentage of revenue from 55.9% to 49.0% primarily because the base contract management fee revenues, which increased as a result of the Koll acquisition, do not have corresponding commission expenses. Operating, administrative, and other increased $6.0 million or 56.0% for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily related to the Koll acquisition and to additional personnel requirements and business promotional expenses which contributed to the increase in revenue. Depreciation and amortization increased by $0.7 million or 269.5% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily related to the Koll acquisition.

INSTITUTIONAL MANAGEMENT SERVICES

   Revenue increased by $22.7 million or 50.6% for the year ended December 31, 1997, compared to the year ended December 31, 1996. Commissions, fees and other incentives increased by $4.8 million or 27.6% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Operating, administrative, and other increased $17.1 million or 79.5% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Depreciation and amortization increased by $1.3 million or 191.4% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Each of these increases in Institutional Management Services were primarily related to the Koll acquisition.

FINANCIAL SERVICES

   Revenue increased by $34.9 million or 20.9% for the year ended December 1997 compared to the year ended December 31, 1996. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed during 1997 compared to 1996, a full year of mortgage banking revenue related to the L.J. Melody acquisition compared to six months for the same period last year and an increase in valuation and appraisal services revenue related to heightened real estate market liquidity, partially offset by a decrease in investment advisory services. Commissions, fees and other incentives increased by $18.6 million or 27.1% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services, increased mortgage banking commissions related to the L.J.

Melody acquisition which includes a full year of activity compared to six months for same period last year, and mortgage banking base salary costs. Operating, administrative, and other increased by $11.7 million or 15.9% for the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily as a result of business promotional expenses and additional personnel requirements which contributed to the increase in revenue, and the L.J. Melody and Koll acquisitions. Depreciation and amortization increased by $1.4 million or 25.0% for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily related to the L.J. Melody and Koll acquisitions.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

BROKERAGE SERVICES

   Revenue increased by $44.6 million or 14.8% for the year ended December 31, 1996, compared to the year ended December 31, 1995 due to an increase in the total number and size of brokerage sales transactions closed during 1996, compared to 1995, and, in part, from an increase in total size of brokerage lease transactions closed during 1996. Commissions, fees and other incentives increased by $23.8 million or 14.2% for the year ended December 31, 1996 compared to the year ended December 31, 1995, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions, but decreased as a percentage of revenues from 55.8% to 55.5%. Operating, administrative, and other increased by $22.3 million or 22.2% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase is primarily a result of additional personnel requirements and business promotional expenses, which contributed to the increase in revenue and incentive compensation based on increased operating results. Depreciation and amortization decreased by $0.4 million or 5.2% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily due to fully depreciated assets.

CORPORATE SERVICES

   Revenue increased by $3.8 million or 17.5% for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily due to an increase in the total number and size of corporate services sales and lease transactions closed during 1996, compared to 1995. Commissions, fees and other incentives increased by $2.1 million or 17.0% for the year ended December 31, 1996 compared to the year ended December 31, 1995, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. Operating, administrative, and other increased $2.6 million or 31.8% for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily related to additional personnel requirements and business promotional expenses which contributed to the increase in revenue. Depreciation and amortization was $0.2 million for the years ended December 31, 1996 and 1995.

INSTITUTIONAL MANAGEMENT SERVICES

   Revenue increased by $3.7 million or 9.0% for the year ended December 31, 1996, compared to the year ended December 31, 1995. Commissions, fees and other incentives increased by $1.8 million or 11.4% for the year ended December 31, 1996 compared to the year ended December 31, 1995. Operating, administrative, and other decreased $1.7 million or 7.3% for the year ended December 31, 1996, compared to the year ended December 31, 1995. Depreciation and amortization increased by $0.2 million or 38.3% for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

FINANCIAL SERVICES

   Revenue increased by $62.4 million or 59.8% for the year ended December 1996, as compared to the year ended December 31, 1995. The increase in revenue is primarily due to an increase in the total number and size of investment properties sale transactions closed during 1996 compared to 1995, an increase in mortgage banking revenue related to the L.J. Melody acquisition, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity, and an increase in investment advisory services as a result of the Westmark acquisition. Commissions, fees and other incentives increased by $25.6 million or 59.4% for the year ended December 31, 1996, compared to the year ended December 31, 1995. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties and valuation and appraisal services, increased mortgage banking commissions related to the L.J. Melody acquisition, and mortgage banking base salary costs related to newly hired producers. As newly hired producers start generating loan fees, commissions, fees and other incentives as a percentage of revenue should decline. Operating, administrative, and other increased by $17.6 million or 31.3% for the year ended December 31, 1996, compared to the year ended December 31, 1995, primarily as a result of the Westmark and L.J. Melody acquisitions. Depreciation and amortization increased by $2.2 million or 64.2% for the year ended December 31, 1996, as compared to the year ended December 31, 1995, primarily as a result of a full year of Westmark expense in 1996 and the L.J. Melody acquisition in July 1996 as compared to the six months in 1995.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The Company's EBITDA was $90.1 million and $62.0 million for the years ended December 31, 1997 and 1996, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed in Results of Operations.

   EBITDA effectively removes the impact of certain non-cash and non-recurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger related and other non-recurring charges, extraordinary items and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

   Net cash provided by operating activities was $80.8 million in 1997 compared to $65.7 million in 1996. The increase primarily resulted from an increase in operating income before non-cash charges and benefits and changes in components of operating assets and liabilities. Net cash provided by operating activities was $65.7 million in 1996, compared to $30.6 million in 1995. The increase resulted primarily from an improvement in operating income, excluding the tax benefit from the reduction of valuation allowances. See "Results of Operations." Additionally, non-cash charges, consisting of depreciation, amortization and deferred compensation and interest, included in net income in 1996, were $3.0 million higher than 1995. Net cash provided by operating activities was also impacted by changes in components of other operating assets and liabilities, which provided a net increase to net cash provided by operating activities of $16.0 million.

   Net cash used in investing activities was $18.0 million in 1997 compared to $10.9 million in 1996 as a result of additional supplemental purchase price payments to the Westmark and L.J. Melody sellers, an increase in purchases of property and equipment and an increase in short term investments (included in other current assets), offset by cash acquired from the Koll acquisition net of related acquisition costs. Net cash used in investing activities decreased to $10.9 million in 1996 compared to $24.9 million in 1995 as a result of the Westmark acquisition in June 1995 which had a higher cash payment associated with it than the L.J. Melody acquisition in July 1996.

   Net cash used in financing activities was $65.0 million in 1997 compared to $28.5 million in 1996. The increase primarily resulted from increases in repayments of the senior revolving credit line, senior term loans, and the senior subordinated term loans, offset by borrowings from the new revolving credit facility. Net cash used in financing activities was $28.5 million in 1996 compared to $11.5 million in 1995. The $17.0 million difference between periods resulted primarily from $95.9 million repayment of amounts outstanding under the Senior Secured Credit Agreement in 1996 as compared to $19.0 million repayment in 1995, $6.0 million repayment of amounts outstanding under the Senior Subordinated Credit Agreement as compared to no repayments in 1995, and a $10.0 million decrease in proceeds from the Senior Subordinated Credit Agreement, partially offset by $79.5 million proceeds from issuance of common stock in 1996.

   During the third quarter of 1997, the Company refinanced substantially all of its outstanding debt through a credit agreement with Bank of America, as agent for a group of banks, which provided a $300.0 million five-year revolving credit facility ("Revolving Credit Facility") which is included in senior term loans in the accompanying balance sheet. This balance consists of various borrowings pursuant to the Revolving Credit Facility. The credit facility also provided for the refinancing of substantially all the debt of Koll assumed pursuant to the merger and provides additional borrowing capacity for the Company for general corporate purposes (including acquisitions). The Revolving Credit Facility is subject to mandatory commitment reductions of $30.0 million, on December 31, 1999 and $60.0 million on December 31, 2000 and 2001. In the event that on any date the Company's loan obligations exceed the commitments in effect on such date after giving effect to the mandatory reductions, the Company shall, on such date, make mandatory repayment of the loans in a principal amount equal to such excess. Payment in full of all outstanding amounts under the credit facility will be no later than October 31, 2002. The Revolving Credit Facility currently bears interest at a rate of LIBOR plus 1.0%, and is payable upon the maturity of the various underlying revolving loans, which is currently between one and three months.

At December 31, 1997, the effective interest rate was 6.78%. The interest rate is subject to change if the Company's leverage increases or decreases.

   As of December 31, 1997, the Company had $120.0 million outstanding under the Revolving Credit Facility, and $31.1 million outstanding other long-term indebtedness, consisting primarily of acquisition debt. However, at the end of January 1998, the Company borrowed $78.0 million to repurchase its preferred stock and expects to use approximately $46.0 million to fund the acquisition of REI Limited ("REI"). See Note 13. Annual aggregate maturities of long-term debt as of December 31, 1997 are as follows (in thousands): 1998 - $4,949; 1999
- $8,775; 2002 - $120,000; and $17,329; thereafter. The Company will have additional maturities of long-term debt in 1999, 2000 and 2001 to the extent the outstanding balance at the time on the Revolving Credit Facility exceeds $270,000, $210,000 and/or $150,000, respectively.

   In connection with the Westmark acquisition, the sellers were entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. In August 1997 the Company agreed to buy out the Westmark supplemental purchase price and a related incentive plan for $11.1 million and $2.4 million, respectively. The Company paid $4.0 million of the supplemental purchase price on August 15, 1997. The remaining payments were made on January 15, 1998 and February 14, 1998 for $5.0 million and $2.1 million, respectively. The supplemental purchase price has been recorded as additional goodwill and is being amortized over Westmark goodwill's remaining estimated useful life, initially 30 years. The related incentive plan buyout was paid on August 15, 1997 and is included in merger related and other non-recurring charges in the accompanying statement of operations. In October 1997 the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition for $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of the contingent note and is included in merger related and other non-recurring charges in the accompanying statements of operations. Effective April 30, 1997, the Company amended the term of its inventoried property loan to extend the settlement date to March 2, 1999. All other terms of the agreement remain in effect.

   Effective October 1996, a dividend on the Company's preferred stock was reinstated and a conversion feature was added. The $0.25 per share quarterly dividend on the Company's preferred stock has accrued from October 1, 1996, and resulted in a cost of $1.0 million per quarter. In January 1998 the Company purchased all 4.0 million of its preferred stock. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends. This transaction will reduce income available to common stockholders in the first quarter of 1998 by $32.3 million, which represents the excess of the redemption price over book value which is treated as a dividend to preferred shareholders under generally accepted accounting principles.

   The Company has assessed and continues to assess the impact of the Year 2000 on its computer systems and is in the process of modifying the affected hardware and software. The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year, which may cause date sensitive systems to recognize the year 2000 as 1900 or not at all. Costs related to the maintenance or modification of these systems will be expensed as incurred. No charges were incurred for the Year 2000 project in 1997 but are estimated to be $3.3 million and $0.8 million in 1998 and 1999, respectively.

   The Company expects to have capital expenditures of approximately $12.0 million in 1998, exclusive of business acquisitions. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures primarily for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the revolving credit facility or any replacement credit facilities. Material future acquisitions that require cash will require new sources of capital such as an expansion of the existing credit line and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

RECENT ACQUISITIONS

   On August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. Under the terms of the merger agreement, the Company exchanged 5,187,737 shares of its common stock and 407,087 stock options, as well as warrants to purchase an additional 599,967 shares at $30.00 per share, subject to adjustment, for all of the outstanding stock and stock options of Koll. The transaction, a tax-free reorganization accounted for as a purchase, resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997.

   On December 9, 1997 the Company announced that it had reached an agreement with REI, which owns and operates the internationally known real estate services firm of Richard Ellis in all major commercial real estate locations in the world other than the United Kingdom, to purchase all of REI's outstanding stock. The net purchase price for REI is approximately (Pounds)57.2 million (approximately $94.5 million using the exchange rate at March 4, 1998) and will be payable entirely in shares of the Company's common stock, par value $0.01, but with each shareholder of REI having the right to elect to have up to 50% of the purchase price paid in cash or debt. The purchase is expected to be completed in the second quarter of 1998. For 1997 REI had revenues of approximately $119.0 million and pre-tax income of $7.9 million. Its principle operations are in the Netherlands, France, Spain, Brazil, Australia, Hong Kong (including Taiwan and the People's Republic of China) and Singapore.

   In February 1998 the Company, through L.J. Melody, acquired Cauble & Company of Carolina for approximately $2.2 million and substantially all of the assets of North Coast Mortgage Company, for approximately $3.3 million, both regional mortgage banking firms.

RECENT LITIGATION

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. The Company recorded an initial accrual in connection with this matter of $250,000 in 1994 and increased the accrual to $800,000 in 1995, which represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at December 31, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of pending lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

NET OPERATING LOSSES

   The Company had federal income tax NOLs of approximately $133.6 million as of December 31, 1997, corresponding to $46.8 million of the Company's $67.8 million in net deferred tax assets before valuation allowance, of which $29.9 has been reserved through valuation allowances. The valuation allowances were based on management's conclusion regarding the realizability of this deferred tax asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion, management considered the Company's past operating results, the current year events and trends, including the impact, if any, of the acquisitions that were concluded during the year and other factors. Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time.

   The ability of the Company to utilize NOLs will be limited in 1998 and subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will only be able to use approximately $26.0 million of its NOL in 1998 and each subsequent year. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset taxable income.

NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and SFAS No. 128, Earnings per Share. These standards did not have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for annual financial statements ending December 31, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. SFAS 131 requires the use of the "management approach" for segment reporting, which is based on the way that the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of these statements is not expected to have a material impact on the Company's financial statements.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

   Portions of the Annual Report, including Management's Discussion and Analysis, are forward-looking and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggesting the forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; property values; rental rates; any general economic recession domestically or internationally; and not successfully completing any capital expenditure or acquisition.

REPORT OF MANAGEMENT

   The Company's management is responsible for the integrity of the financial data reported by the Company and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgement so that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

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

                                                  1997                                               1996
                              ------------------------------------------------   ------------------------------------------------
                                DEC. 31     SEPT. 30     JUNE 30     MARCH 31      DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                              ----------  -----------  ----------  -----------   ----------  ----------  -----------  -----------
                                                                   (Dollars in thousands)
Results of Operations:
Revenue......................  $260,682     $177,520    $157,958     $134,064     $192,205    $147,168     $130,954     $112,741
Costs and expenses:
 Commissions, fees and
  other incentives...........   127,752       87,825      82,521       67,607       96,801      74,196       66,262       55,007
 Operating, administrative
  and other..................    89,042       68,809      60,206       56,390       69,603      56,042       53,594       49,560
 Merger related and other
  non-recurring charges......         -       12,924           -            -            -           -            -            -
 Depreciation and
  amortization...............     5,788        6,098       3,053        3,121        3,825       3,431        3,038        3,280
                               --------     --------    --------     --------     --------    --------     --------     --------
Operating income (loss)......    38,100        1,864      12,178        6,946       21,976      13,499        8,060        4,894
Interest income..............       639          740         587          632          468         286          354          395
Interest expense.............     3,773        4,158       4,104        3,745        6,240       6,196        5,759        5,928
                               --------     --------    --------     --------     --------    --------     --------     --------
Income (loss) before
 provision (benefit) for
 income tax..................    34,966       (1,554)      8,661        3,833       16,204       7,589        2,655         (639)
Provision (benefit) for
 income tax..................    15,772         (569)      3,795        1,560        6,550       4,220          438          (48)
Reduction of valuation
 allowances..................         -            -           -            -      (15,500)    (40,400)           -            -
                               --------     --------    --------     --------     --------    --------     --------     --------
Net provision (benefit) for
 income tax..................    15,772         (569)      3,795        1,560       (8,950)    (36,180)         438          (48)
                               --------     --------    --------     --------     --------    --------     --------     --------
Income (loss) before
extraordinary items..........    19,194         (985)      4,866        2,273       25,154      43,769        2,217         (591)
Extraordinary items, net.....         -          951           -            -            -           -            -            -
                               --------     --------    --------     --------     --------    --------     --------     --------
Net income (loss)............  $ 19,194     $ (1,936)   $  4,866     $  2,273     $ 25,154    $ 43,769     $  2,217     $   (591)
                               ========     ========    ========     ========     ========    ========     ========     ========
Other Financial Data:
EBITDA.......................  $ 43,888     $ 20,886    $ 15,231     $ 10,067     $ 25,801    $ 16,930     $ 11,098     $  8,174
Net cash provided by (used
 in) operating activities....  $ 55,055     $ 22,328    $ 19,218     $(15,766)    $ 41,524    $ 22,150     $ 13,865     $(11,845)
Net cash provided by (used
 in) investing activities....  $ (7,702)    $    330    $   (803)    $ (9,843)    $ (1,389)   $ (9,401)    $  1,768     $ (1,884)
Net cash provided by (used
 in) financing activities....  $(43,795)    $(29,314)   $ (3,512)    $ 11,657     $(15,710)   $(15,297)    $ (4,306)    $  6,808

                                                        1995
                                ---------------------------------------------------
                                  DEC. 31      SEPT. 30       JUNE 30     MARCH 31
                                ----------     ---------     ---------    ---------
                                              (Dollars in thousands)
Results of Operations:
Revenue......................     $143,570      $116,603      $108,361    $ 99,926
Costs and expenses:
 Commissions, fees and
  other incentives...........       71,449        57,804        57,370      52,395
 Operating, administrative
  and other..................       53,129        47,803        44,206      42,830
 Merger related and other
  non-recurring charges......            -             -             -           -
 Depreciation and
  amortization...............        3,458         3,546         2,297       2,330
                                  --------      --------      --------    --------
Operating income (loss)......       15,534         7,450         4,488       2,371
Interest income..............          446           345           393         490
Interest expense.............        6,323         6,428         5,313       5,203
                                  --------      --------      --------    --------
Income (loss) before
 provision (benefit) for
 income tax..................        9,657         1,367          (432)     (2,342)
Provision (benefit) for
 income tax..................          603           138            26          74
Reduction of valuation
 allowances..................            -             -             -           -
                                  --------      --------      --------    --------
Net provision (benefit) for
 income tax..................          603           138            26          74
                                  --------      --------      --------    --------
Income (loss) before
extraordinary items..........        9,054         1,229          (458)     (2,416)
Extraordinary items, net.....            -             -             -           -
                                  --------      --------      --------    --------
Net income (loss)............     $  9,054      $  1,229      $   (458)   $ (2,416)
                                  ========      ========      ========    ========
Other Financial Data:
EBITDA.......................     $ 18,992      $ 10,996      $  6,785    $  4,701
Net cash provided by (used
 in) operating activities....     $ 30,082      $  8,143      $  6,890    $(14,483)
Net cash provided by (used
 in) investing activities....     $ (2,928)     $   (595)     $(18,887)   $ (2,478)
Net cash provided by (used
 in) financing activities....     $(16,002)     $ (8,098)     $ 15,391    $ (2,760)


                                                              AS A PERCENTAGE OF REVENUES
                                -----------------------------------------------------------------------------------------
                                                    1997                                              1996
                                -------------------------------------------    ------------------------------------------
                                   DEC. 31   SEPT. 30    JUNE 30   MARCH 31      DEC. 31   SEPT. 30   JUNE 30   MARCH 31
                                   -------   --------    -------   --------      -------   --------   -------   --------
Results of Operations:
Revenue......................       100.0%     100.0%     100.0%     100.0%       100.0%     100.0%    100.0%     100.0%
Costs and expenses:
 Commissions, fees and
  other incentives...........        49.0       49.5       52.2       50.4         50.4       50.4      50.6       48.8
 Operating, administrative
  and other..................        34.2       38.8       38.1       42.1         36.2       38.1      40.9       44.0
 Merger related and other
  non-recurring charges......           -        7.3          -          -            -          -         -          -
 Depreciation and
  amortization...............         2.2        3.4        1.9        2.3          2.0        2.3       2.3        2.9
                                 --------   --------   --------   --------     --------   --------   -------   --------
Operating income (loss)......        14.6        1.0        7.8        5.2         11.4        9.2       6.2        4.3
Interest income..............         0.2        0.4        0.3        0.5          0.2        0.2       0.3        0.3
Interest expense.............         1.4        2.3        2.6        2.8          3.2        4.2       4.4        5.2
                                 --------   --------   --------   --------     --------   --------   -------   --------
Income (loss) before
 provision (benefit) for
 income tax..................        13.4       (0.9)       5.5        2.9          8.4        5.2       2.1       (0.6)
Provision for income tax.....         6.1       (0.3)       2.4        1.2          3.4        2.9       0.3        0.0
Reduction of valuation
 allowances..................           -          -          -          -         (8.1)     (27.5)        -          -
                                 --------   --------   --------   --------     --------   --------   -------   --------
Net provision (benefit) for
 income tax..................         6.1       (0.3)       2.4        1.2         (4.7)     (24.6)      0.3        0.0
                                 --------   --------   --------   --------     --------   --------   -------   --------
Income (loss) before
 extraordinary items.........         7.4       (0.6)       3.1        1.7         13.1       29.7       1.8       (0.6)
Extraordinary items, net.....           -        0.5          -          -            -          -         -          -
                                 --------   --------   --------   --------     --------   --------   -------   --------
Net income (loss)                     7.4%     (1.1)%       3.1%       1.7%        13.1%      29.7%      1.8%      (0.6)%
                                 ========   ========   ========   ========     ========   ========   =======   ========

                                                 AS A PERCENTAGE OF REVENUES
                                      ------------------------------------------------
                                                            1995
                                      ------------------------------------------------
                                      DEC. 31      SEPT. 30       JUNE 30     MARCH 31
                                      -------      --------       -------     --------
Results of Operations:
Revenue......................          100.0%        100.0%        100.0%      100.0%
Costs and expenses:
 Commissions, fees and
  other incentives...........           49.8          49.6          52.9        52.4
 Operating, administrative
  and other..................           37.0          41.0          40.8        42.9
 Merger related and other
  non-recurring charges......              -             -             -           -
 Depreciation and
  amortization...............            2.4           3.0           2.1         2.3
                                    --------      --------      --------    --------
Operating income (loss)......           10.8           6.4           4.2         2.4
Interest income..............            0.3           0.3           0.3         0.5
Interest expense.............            4.4           5.5           4.9         5.2
                                    --------      --------      --------    --------
Income (loss) before
 provision (benefit) for
 income tax..................            6.7           1.2          (0.4)       (2.3)
Provision for income tax.....            0.4           0.1           0.0         0.1
Reduction of valuation
 allowances..................              -             -             -           -
                                    --------      --------      --------    --------
Net provision (benefit) for
 income tax..................            0.4           0.1           0.0         0.1
                                    --------      --------      --------    --------
Income (loss) before
 extraordinary items.........            6.3           1.1          (0.4)       (2.4)
Extraordinary items, net.....              -             -             -           -
                                    --------      --------      --------    --------
Net income (loss)                        6.3%          1.1%         (0.4)%      (2.4)%
                                    ========      ========      ========    ========

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk consists of fluctuations on interest rates on debt obligations, changes in the value of certain investments and foreign currency fluctuations related to certain foreign investments. Following the REI acquisition, the Company will have significant currency expense related to its operations in approximately 30 countries. The Company currently manages its interest rate risk by maintaining a large portion of its debt in floating rate instruments. The market risk related to the Company's domestic investments, which primarily consist of investments in investment fund limited partnerships where the Company acts as the investment manager, is minimized under the arrangements whereby the Company's capital funding obligations for its investments are tied to the future operations of the funds. Although the Company had certain foreign investments at December 31, 1997, these investments and the related foreign currency risk, are not material to the Company's consolidated financial statements. As a result of its overall market risk exposure based on the current operations, as discussed above, the Company does not engage in activities using derivative instruments that would be considered material.

   The majority of the Company's interest rates on debt obligations are variable. Interest rates range between zero and 12.0% at December 31, 1997 which reflect fixed margins of 1.0% to 3.5% over LIBOR, short-term commercial paper borrowing rate and other indices as applicable.

   The table below represents annual aggregate maturities of long-term debt as of December 31, 1997 (in thousands):

                                                       Commercial
         Year of              Fixed       LIBOR     Paper Borrowing      Grand
         Maturity              Rate     Plus 1.0%    Rate plus 3.5%      Total
--------------------------   --------   ---------   ----------------   ---------

           1998              $ 4,949    $      -             $    -    $  4,949
           1999                1,305           -              7,470       8,775
           2000                    -           -                  -           -
           2001                    -           -                  -           -
           2002                    -     120,000                  -     120,000
        Thereafter            17,329           -                  -      17,329
                             -------    --------    ---------------    --------

          Total              $23,583    $120,000             $7,470    $151,053
                             =======    ========    ===============    ========

         Average
         Interest
           Rate                10.72%       6.78%              9.08%       7.51%
                             =======    ========    ===============    ========

   Estimated fair values for these liabilities are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the Company's debt is based on variable rates. Due to such immateriality, the Company does not consider it practicable to incur the excessive costs to engage an investment banker to perform a fair value analysis of these liabilities.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES                             PAGE
                                                                                            ----
  CONSOLIDATED FINANCIAL STATEMENTS

   Report of Independent Public Accountants...............................................   27

   Consolidated Balance Sheets as of December 31, 1997, and 1996..........................   28

   Consolidated Statements of Operations for the Years Ended December 31, 1997,
    1996 and 1995.........................................................................   29

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
    1996 and 1995.........................................................................   30

   Consolidated Statements of Stockholders' Equity (Deficit) for the Years
    Ended December 31, 1997, 1996 and 1995................................................   32

   Notes to Consolidated Financial Statements.............................................   33

 SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS

   I-Condensed Financial Information of Registrant........................................   51

   II-Valuation and Qualifying Accounts...................................................   52

   Exhibit 12-Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends...   53


   All other schedules and exhibits are not submitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of CB Commercial Real Estate Services Group, Inc.:

We have audited the accompanying consolidated balance sheets of CB Commercial Real Estate Services Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997, and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Commercial Real Estate Services Group, Inc. and subsidiaries as of December 31, 1997, and 1996, and the results of their operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP



Los Angeles, California
February 14, 1998

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                                   December 31,
                                                                              -----------------------
                                                                                 1997         1996
                                                                              ----------   ----------
    ASSETS
Current Assets:
 Cash and cash equivalents.................................................   $  47,181    $  49,328
 Receivables, less allowance of $8,980 and $4,423 for doubtful accounts
  at December 31, 1997 and 1996, respectively..............................      77,734       40,927
 Deferred taxes............................................................       2,890       16,257
 Prepaid expenses..........................................................       9,819        1,685
 Other assets..............................................................      12,789        5,755
                                                                              ---------    ---------
  Total current assets.....................................................     150,413      113,952
Property and equipment, net................................................      50,309       40,835
Goodwill, net of accumulated amortization of $13,561 and $7,563 at
 December 31, 1997 and 1996................................................     196,358       65,362
Other intangible assets, net of accumulated amortization of $261,519 and
 $253,061 at December 31, 1997 and 1996....................................      43,026       10,521
Inventoried property.......................................................       7,355        7,355
Deferred taxes.............................................................      34,967       35,146
Other assets, net..........................................................      22,763        5,773
                                                                              ---------    ---------
  Total assets.............................................................   $ 505,191    $ 278,944
                                                                              =========    =========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Compensation and employee benefits........................................   $  56,389    $  38,747
 Accounts payable and accrued expenses.....................................      61,345       28,020
 Reserve for bonus and profit sharing......................................      33,538       21,414
 Current maturities of long-term debt......................................       4,949       15,314
 Current portion of capital lease obligations..............................       1,655        2,510
                                                                              ---------    ---------
  Total current liabilities................................................     157,876      106,005
                                                                              ---------    ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................     136,551       65,528
 Senior subordinated term loans............................................           -       72,872
 Inventoried property loan.................................................       7,470        7,470
 Other long-term debt......................................................       2,083        2,659
                                                                              ---------    ---------
  Total long-term debt.....................................................     146,104      148,529
                                                                              ---------    ---------
Other long-term liabilities................................................      35,768       25,830
                                                                              ---------    ---------
  Total liabilities........................................................     339,748      280,364
                                                                              ---------    ---------

Minority interest..........................................................       7,672           95

Commitments and contingencies

Stockholders' Equity (Deficit):
 Preferred stock, $.01 par value...........................................          40           40
 Common stock, $.01 par value..............................................         188          133
 Additional paid-in capital................................................     333,981      198,026
 Notes receivable from sale of stock.......................................      (5,956)      (5,109)
 Accumulated deficit.......................................................    (170,482)    (194,605)
                                                                              ---------    ---------
  Total stockholders' equity (deficit).....................................     157,771       (1,515)
                                                                              ---------    ---------
  Total liabilities and stockholders' equity (deficit).....................   $ 505,191    $ 278,944
                                                                              =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                              Year Ended December 31,
                                                    ----------------------------------------------
                                                         1997            1996            1995
                                                    --------------  --------------  --------------
Revenue.............................................   $   730,224   $   583,068    $   468,460

Costs and expenses:
   Commissions, fees and other incentives...........       365,705       292,266        239,018
   Operating, administrative and other..............       274,447       228,799        187,968
   Merger related and other non-recurring charges...        12,924             -              -
   Depreciation and amortization....................        18,060        13,574         11,631
                                                       -----------   -----------    -----------
Operating income....................................        59,088        48,429         29,843
Interest income.....................................         2,598         1,503          1,674
Interest expense....................................        15,780        24,123         23,267
                                                       -----------   -----------    -----------

Income before provision (benefit) for income tax....        45,906        25,809          8,250

Provision for income tax............................        20,558        11,160            841
Reduction of valuation allowances...................             -       (55,900)             -
                                                       -----------   -----------    -----------

Net provision (benefit) for income tax..............        20,558       (44,740)           841
                                                       -----------   -----------    -----------

Income before extraordinary items...................        25,348        70,549          7,409

Extraordinary items, net............................           951             -              -
                                                       -----------   -----------    -----------

Net income..........................................   $    24,397   $    70,549    $     7,409
                                                       ===========   ===========    ===========

Net income applicable to common stockholders........   $    20,397   $    69,549    $     7,409
                                                       ===========   ===========    ===========

Basic earnings per share............................         $1.34         $5.05          $0.55
                                                       ===========   ===========    ===========

Weighted average shares outstanding for basic
   earnings per share...............................    15,237,914    13,783,882     13,499,862
                                                       ===========   ===========    ===========

Diluted earnings per share..........................         $1.28         $4.99          $0.55
                                                       ===========   ===========    ===========

Weighted average shares outstanding for diluted
   earnings per share...............................    15,996,929    14,126,636     13,540,541
                                                       ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Year Ended December 31,
                                                                ---------------------------------
                                                                  1997        1996        1995
                                                                ---------   ---------   ---------
Cash flows from operating activities:
  Net income.................................................   $ 24,397    $ 70,549    $  7,409
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization excluding deferred
      financing costs........................................     18,060      13,574      11,631
    Amortization of deferred financing costs.................        983       2,840       1,392
    Extraordinary items, net.................................        951           -           -
    Equity interest in (earnings) loss of unconsolidated
      subsidiaries...........................................        113        (145)        180
    Provision for litigation, doubtful accounts and other....      2,421       9,543         346
    Deferred interest........................................          -       6,927       7,738
    Deferred compensation....................................      6,121       2,159       1,762
    Deferred taxes...........................................     17,122     (46,128)          -
  (Increase) decrease in receivables.........................     (6,073)    (14,378)     (1,778)
  (Increase) decrease in prepaid expenses and other assets...    (10,634)        794         396
  Increase in compensation and employee benefits payable.....     19,772      19,793       3,276
  Increase (decrease) in other operating liabilities.........      7,602         166      (1,720)
                                                                --------    --------    --------

       Net cash provided by operating activities.............     80,835      65,694      30,632
                                                                --------    --------    --------

Cash flows from investing activities:
  Purchases of property and equipment........................     (9,927)     (3,002)     (2,143)
  Proceeds from collections on notes receivable..............      2,236       2,726         215
  Increase in intangibles and goodwill.......................     (8,478)     (1,321)          -
  Acquisitions of businesses including net assets
    acquired, intangibles and goodwill.......................      3,216      (8,625)    (22,376)
  Other investing activities, net............................     (5,065)       (684)       (584)
                                                                --------    --------    --------

       Net cash used in investing activities.................    (18,018)    (10,906)    (24,888)
                                                                --------    --------    --------

Cash flows from financing activities:
  Proceeds from senior revolving credit line.................     16,000      21,000      14,000
  Repayment of senior revolving credit line..................    (16,000)    (21,000)    (14,000)
  Proceeds from senior term loans............................    155,000           -           -
  Repayment of senior term loans.............................    (93,950)    (95,865)    (18,997)
  Repayment of other loans...................................    (45,431)       (492)       (251)
  Proceeds from senior subordinated term loan................          -           -      10,000
  Repayment of senior subordinated term loan.................    (74,872)     (6,044)          -
  Repayment of capital leases................................     (2,773)     (2,945)     (2,167)
  Proceeds from issuance of common stock.....................      2,430      79,540           -
  Other financing activities, net............................     (5,368)     (2,699)        (54)
                                                                --------    --------    --------

       Net cash used in financing activities.................    (64,964)    (28,505)    (11,469)
                                                                --------    --------    --------

Net increase (decrease) in cash and cash equivalents.........     (2,147)     26,283      (5,725)

Cash and cash equivalents, at beginning of period............     49,328      23,045      28,770
                                                                --------    --------    --------

Cash and cash equivalents, at end of period..................   $ 47,181    $ 49,328    $ 23,045
                                                                ========    ========    ========

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
                             (Dollars in thousands)

                                                                     Year Ended December 31,
                                                                 -----------------------------
                                                                   1997       1996      1995
                                                                 --------    -------   -------
Supplemental Data:

Cash paid during the year for:
   Interest (none capitalized).................                  $ 14,073   $25,899   $14,410

   Federal and state income taxes..............                  $  2,736   $ 1,284   $   497

Non-cash investing and financing activities:
   Portion of Westmark acquisition
     financed by notes payable.................                  $      -   $     -   $20,283
   Portion of L.J. Melody acquisition
     financed by notes payable.................                  $      -   $ 3,667   $     -
   Equipment acquired under capital leases.....                  $  2,299   $ 1,701   $ 3,347
   Acquisition of Koll.........................                  $132,873   $     -   $     -

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                                                    Notes
                                                                                  receivable
                                                     Common stock    Additional      from                   Foreign
                                Preferred   Common      options        paid-in      sale of  Accumulated    currency
                                  stock     stock     outstanding      capital       stock     deficit     translation      Total
                                ---------   ------   -------------   -----------    --------  ----------   ------------   ----------

Balance, December 31, 1994...   $      40   $   89     $      294      $107,708    $     -    $(272,679)   $         -    $(164,548)

     Net income..............           -        -              -             -          -        7,409              -        7,409
     Common stock issued
       for deferred
       compensation..........           -        4              -         2,322          -            -              -        2,326
     Common stock options
       exercised.............           -        -            (31)           33          -            -              -            2
     Foreign currency
       translation gain......           -        -              -             -          -            -            123          123
                                ---------   ------   ------------      --------    -------    ---------    -----------    ---------

Balance, December 31, 1995...          40       93            263       110,063          -     (265,270)           123     (154,688)

     Net income..............           -        -              -             -          -       70,549              -       70,549
     Common stock issued
       for deferred
       compensation and
       other incentives......           -        8              -         7,660     (5,109)           -              -        2,559
     Common stock options
       exercised.............           -        -             (4)          104          -            -              -          100
     Preferred dividend
        accrual..............           -        -              -        (1,000)         -            -              -       (1,000)

     Net proceeds from
       initial public
       offering..............           -       32              -        79,399          -            -              -       79,431
     Benefit of permanent
       deferred tax asset....           -        -              -         1,541          -            -              -        1,541
     Foreign currency
       translation loss......           -        -              -             -          -            -             (7)          (7)
                                ---------   ------   ------------      --------    -------    ---------    -----------    ---------

Balance, December 31, 1996...          40      133            259       197,767     (5,109)    (194,721)           116       (1,515)

     Net income..............           -        -              -             -          -       24,397              -       24,397
     Common stock issued
       for deferred
       compensation and
       other incentives......           -        -              -         4,707       (897)           -              -        3,810
     Collection on stock
       subscription notes....           -        -              -             -         50            -              -           50
     Common stock issued
       for Koll acquisition..           -       52              -       132,821          -            -              -      132,873
     Common stock options
       exercised.............           -        3            (17)        2,444          -            -              -        2,430
     Preferred dividend
       accrual...............           -        -              -        (4,000)         -            -              -       (4,000)

     Foreign currency
       translation loss......           -        -              -             -          -            -           (274)        (274)
                                ---------   ------   ------------      --------    -------    ---------    -----------    ---------

Balance, December 31, 1997...   $      40   $  188     $      242      $333,739    $(5,956)   $(170,324)   $      (158)   $ 157,771
                                =========   ======   ============      ========    =======    =========    ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.  ORGANIZATION AND ACQUISITIONS

   ORGANIZATION. CB Commercial Real Estate Services Group, Inc. (formerly CB Commercial Holdings, Inc.) ("CB Commercial") was organized to acquire Coldwell Banker Commercial Group, Inc. and had no operations prior to the acquisition on April 19, 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. On November 25, 1996, CB Commercial completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Commercial's then outstanding senior secured indebtedness and senior subordinated indebtedness. CB Commercial is a holding company that conducts its operations primarily through CB Commercial Real Estate Group, Inc. and its subsidiaries (collectively the "Company").

   NATURE OF OPERATIONS. The Company provides a full range of services to commercial real estate tenants, owners, and investors including: (i) brokerage (commercial property sales and leasing) ("Brokerage Services"), (ii) outsourcing, transaction management, advisory services and facilities management (collectively, "Corporate Services"), (iii) property management ("Institutional Management Services"), and (iv) investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing, investment management and advisory services, valuation and appraisal services and real estate market research (collectively, "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

   A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year.

   ACQUISITIONS. Effective August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. Under the terms of the agreement, CB Commercial exchanged 5,187,737 shares of its common stock and 407,087 stock options, as well as warrants to purchase an additional 599,967 shares at $30.00 per share, subject to adjustment, for all of the outstanding stock and stock options of Koll. The transaction, a tax-free reorganization accounted for as a purchase, resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997. The initial purchase price in excess of the net identifiable assets acquired totaled $95.3 million including $20.0 million relating to incentive fees on investments fund partnerships which will be earned as assets within the funds are sold and is included, net of amortization, in goodwill and other intangible assets, respectively, on the accompanying balance sheet. Goodwill is being amortized on a straight line basis over 30 years. In the third quarter of 1997 CB Commercial recorded the effects of a charge for merger related costs of $11.2 million, which is included in total merger related costs of $12.9 million. These charges represent $8.8 million of accrued merger costs including costs of future lease obligations on redundant assets and severance costs and $2.4 million of merger related incentive payments to Westmark Realty Advisors L.L.C. ("Westmark") sellers.

   The merger did not include several other entities which use the Koll name, including, but not limited to, Koll Construction, Koll Real Estate Group (the development and investment company) and Koll International (resorts and recreational developments).

   Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company, a Texas corporation, and L.J. Melody & Company of California, a Texas corporation ("LJMCal"). On July 9, 1996, CB Mortgage merged into L.J. Melody & Company. As a result, LJMCal became a wholly-owned subsidiary of, and subsequently merged into, L.J. Melody & Company. L.J. Melody & Company ("L.J. Melody") is a commercial mortgage banking firm engaged in mortgage loan origination and loan servicing, headquartered in Houston, Texas. The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million contingent note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional senior notes to the sellers. The notes bore interest of 10.0% per annum, with maturities through July 2001. The $2.3 million note has been accounted for as compensation over the term of the note as the payment of this note was contingent upon the principal seller's continued employment with the Company. In October 1997 the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition of $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of a contingent note and is included in merger related and other non-recurring charges in the accompanying statements of operations.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

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

   On June 30, 1995 CB Commercial Real Estate Group, Inc., through a general partnership ("WREAP") in which it directly or indirectly owns all of the partnership interests, acquired Westmark Realty Advisors L.L.C. ("Westmark"). Westmark is an investment management and advisory business headquartered in Los Angeles. The purchase price consisted of an aggregate initial purchase price of $37.5 million plus $2.9 million in net liabilities assumed and an additional $1.0 million in costs related to the Westmark acquisition. Approximately $20.0 million ($18.9 million at December 31, 1997) of the $37.5 million is payable to the sellers ("Westmark Senior Notes") over periods ranging from one to five years. The sellers were also entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. As of December 31, 1996 approximately $2.8 million of the supplemental purchase price was earned and recorded as additional goodwill. In August 1997 the Company agreed to buy out the remaining Westmark supplemental purchase price for $11.1 million. The Company paid $4.0 million of the supplemental purchase price on August 15, 1997. The remaining payments were made on January 15, 1998 and February 14, 1998 for $5.0 million and $2.1 million, respectively. The supplemental purchase price is being amortized over Westmark goodwill's remaining estimated useful life, initially 30 years. Approximately $17.5 million of the purchase price was paid in cash using $7.5 million contributed to WREAP by CB Commercial Real Estate Group, Inc. and $10.0 million of proceeds from a senior subordinated loan ("Westmark Senior Subordinated Loan"). In November 1996 the terms of the Westmark Senior Subordinated Loan were amended to provide for interest to be payable quarterly on a current basis at a rate of 11.0%, effective June 30, 1995, and to provide for quarterly amortization payments by CB Commercial Real Estate Group, Inc. of $500,000. Prior to the amendments, interest accrued on the Westmark Senior Subordinated Loan at the original interest rate of 20.0%. Interest in excess of 11.0% was forgiven upon the payment of the Westmark Senior Subordinated Loan in full with the proceeds of the Revolving Credit Facility in August 1997. (See Note 6)

   In August 1997 the Company also agreed to buy out an incentive plan related to the Westmark supplemental purchase price for $2.4 million, which was paid in August 1997. The buy out is included in merger related and other non-recurring charges in the accompanying statement of operations and in accounts payable and accrued expenses in the accompanying balance sheets as of December 31, 1997.

   The Westmark acquisition was accounted for as a purchase. The Company has allocated approximately $6.9 million of the initial purchase price of $41.4 million to identifiable intangible assets acquired, consisting of asset management contracts, employment agreements, and trade name and the remaining $34.5 million was recorded as goodwill. The intangibles are being amortized over their estimated useful lives of 6, 5 and 10 years, respectively. Based on the nature of the business, Westmark's market position, its workforce and other factors, management estimates that the goodwill resulting from this acquisition has a useful life of approximately 30 years and will be amortized on a straight line basis over this period.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   The assets and liabilities of the acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of December 31, 1997 and 1996. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The following table presents summarized pro forma results of operations of the Company for the years ended December 31, 1997, 1996 and 1995, assuming the L.J. Melody and Westmark acquisitions had occurred on January 1, 1995 and the Koll Real Estate Services acquisition had occurred on January 1, 1996 (amounts in thousands except per share data):

                                                          Year Ended December 31,
                                                     ---------------------------------
                                                                (unaudited)
                                                       1997        1996         1995
                                                     --------   -----------   --------

   Revenue........................................   $817,911     $701,301    $489,684

   Net income.....................................      5,092       68,068       4,903

   Net income applicable to common stockholders...      1,092       67,068       4,903

   Earnings per share
     Basic........................................       0.06         3.53        0.36
     Diluted......................................       0.06         3.52        0.36

   The proforma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the basis assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, Koll historical results for the first eight months of 1997 include certain non-recurring adjustments.

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

   GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill at December 31, 1997 consisted of $176.1 million related to the 1995, 1996 and 1997 acquisitions which is being amortized over an estimated useful life of 30 years and $20.3 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at December 31, 1997 included approximately $2.2 million of deferred financing costs and $40.8 million of intangibles stemming from the L.J. Melody, Westmark and Koll acquisitions.

   The Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets. In the third quarter

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

1997, the Company wrote off the remaining Langdon Rieder goodwill of $2.1 million, which has been recorded to amortization expense in the accompanying statement of operations.

   INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

   Investments in unconsolidated subsidiaries in which the Company does not have majority control are accounted for under the equity method. (See Note 4)

   INCOME RECOGNITION

   Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income upon the earlier of date of occupancy or cash receipt unless significant future contingencies exist. Realty advisor incentive fees are recognized when earned under the provisions of the related advisory agreements. Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

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

   CERTAIN SIGNIFICANT ESTIMATES

   DEFERRED TAXES. The Company has net deferred tax assets of approximately $67.8 million at December 31, 1997, of which $29.9 has been reserved through a valuation allowance. The valuation allowance is based on management's conclusion regarding the realizability of this asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion management considered the Company's past operating results, as well as the current year events and trends, including the impact if any, of the acquisitions that were concluded during the year as well as other factors. Management will continue to evaluate the appropriateness of all or part of this valuation allowance on a periodic basis and if its conclusions change with respect to realizability, any necessary adjustments will be made at that time. The impact of these adjustments, if any, could be material to the Company's financial statements. (See Note 9)

   PER SHARE INFORMATION

   In 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share ("EPS"). As a result, earnings per share for 1996 and 1995 were restated as indicated below. Basic earnings per share was computed by dividing net income, less preferred dividend requirements, by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options and, during periods when preferred stock was convertible, the conversion of the preferred stocks when dilutive. In 1997 the preferred stock was antidilutive. The adoption of SFAS No. 128 resulted only in changing the previously reported fully diluted earnings per share for 1996 from $4.97 per share to $4.99 per share.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   The following is a calculation of earnings per share for the years ended December 31 (in thousands, except share and per share data):

                                                             1997                                  1996
                                          ---------------------------------------   ----------------------------------
                                                                      Per-Share                             Per-Share
                                              Income       Shares        Amount      Income      Shares       Amount
                                          ------------   ----------   -----------    -------   ----------   ----------
BASIC EARNINGS PER SHARE
 Net income before extraordinary items...  $   25,348                               $ 70,549
 Preferred stock dividends (see Note 13).      (4,000)                                (1,000)
                                           ----------                               --------
 Income before extraordinary items
  applicable to common shareholders......      21,348     15,237,914   $  1.40        69,549     13,783,882     $   5.05
 Extraordinary items, net................        (951)                   (0.06)            -                           -
                                           ----------                   ------      --------                    --------
 Income applicable to common
  shareholders...........................  $   20,397                  $  1.34      $ 69,549                    $   5.05
                                           ==========                  =======      ========                    ========
DILUTED EARNINGS PER SHARE
 Income before extraordinary items
  applicable to common shareholders......  $   21,348     15,237,914                $ 70,549     13,783,882
 Diluted effect of exercise of options
  outstanding............................                    759,015                                 61,443
 Diluted effect of convertible preferred
  stock..................................           -                                               281,311
                                           ----------     ----------                --------     ----------
 Income before extraordinary items
  applicable to common shareholders......      21,348     15,996,929   $  1.34        70,549     14,126,636     $   4.99
 Extraordinary items, net................        (951)                   (0.06)            -                           -
                                           ----------     ----------   -------      --------                    --------
 Income applicable to common
  shareholders...........................  $   20,397                  $  1.28      $ 70,549                    $   4.99
                                           ==========                  =======      ========                    ========

                                                                      1995
                                                       ----------------------------------
                                                                               Per-Share
                                                       Income     Shares       Amount
                                                       ------     ------       ---------
BASIC EARNINGS PER SHARE
 Net income before
 extraordinary items............................      $   7,409
 Preferred stock dividends (see Note 13)........              -
                                                      ---------
 Income before extraordinary items applicable
 to common shareholders.........................          7,409   13,499,862   $  0.55
 Extraordinary items, net.......................             -                      -
                                                      ---------                -------
 Income applicable to common shareholders.......      $   7,409                $  0.55
                                                      =========                =======
DILUTED EARNINGS PER SHARE
 Income before extraordinary items applicable
  to common shareholders........................      $   7,409   13,499,862
  Diluted effect of exercise of options
  outstanding...................................                      40,679
 Diluted effect of convertible preferred stock..                           -
                                                      ---------   ----------
 Income before extraordinary items
  applicable to common shareholders.............      $   7,409   13,540,541   $  0.55
 Extraordinary items, net.......................              -                      -
                                                      ---------                -------
 Income applicable to common shareholders.......      $   7,409                $  0.55
                                                      =========                =======

   The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the years ended December 31:

                                           1997                 1996            1995
                                     -----------------   ------------------   --------
Stock options
 Outstanding......................             845,500               70,000    960,000
 Price ranges.....................   $    31.00-$36.75   $            20.00   $  10.00
 Expiration ranges................    4/21/07-11/17/07    11/24/06-11/25/06    4/18/99
Stock warrants
 Outstanding......................             599,967                    -          -
 Price ranges.....................   $           30.00                    -          -
 Expiration.......................             8/28/04                    -          -
Convertible preferred shares
 Number of common shares at the
    applicable conversion ratio...           2,400,000                    -          -

   NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and SFAS No. 128, Earnings per Share. These standards did not have a material impact on the Company's financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   RECLASSIFICATIONS

   Certain reclassifications, which do not have an effect on net income, have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

3. PROPERTY AND EQUIPMENT

   Property and equipment is stated at cost and consists of the following (in thousands):

                                                      December 31,
                                                  ---------------------
                                                    1997        1996
                                                  ---------   ---------
   Land........................................   $ 11,946    $ 11,946
   Buildings and improvements..................     29,312      23,977
   Furniture and equipment.....................     46,066      36,672
   Equipment under capital leases..............     11,916       9,617
                                                  --------    --------
                                                    99,240      82,212
   Accumulated depreciation and amortization...    (48,931)    (41,377)
                                                  --------    --------

         Property and equipment, net...........   $ 50,309    $ 40,835
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

4.  OTHER ASSETS

   Included in other assets at December 31, 1997 and 1996 are $3.0 million and $2.7 million, respectively, of investments in limited partnerships managed for a fee for institutional investors. The Company has a 1.0% general partnership interest in each of the limited partnerships which is accounted for under the equity method. Although the Company is the general partner of each limited partnership, it does not have majority control over investment decisions in any of the limited partnerships. Management fee income from the partnerships was approximately $7.9 million, $7.6 million and $6.4 million for the years ended December 31, 1997, 1996, and 1995, respectively. The limited partnerships' total assets were approximately $1.257 billion and $363.8 million and total liabilities were approximately $86.1 million and $72.6 million as of December 31, 1997, and 1996, respectively. The increased activity was primarily attributable to the additional investment fund partnerships related to the Koll acquisition. The Company's share of net income (loss) for the years ended December 31, 1997, 1996, and 1995 was not material.

   The Company contributed subscription notes payable to certain investee partnerships. The aggregate notes contributed to the investee partnerships totaled $5,079,000 as of December 31, 1997, of which $3,100,000 as of December 31, 1997 consist of nonrecourse notes that are netted with the investment balances. The remaining notes totaling $1,979,000 net of discounts of $351,000 at December 31, 1997 are recourse notes and are included in other long-term obligations. The notes accrue interest at the long-term applicable federal rate circulated by the Internal Revenue Service (6.31% at December 31, 1997). The notes mature upon the earlier of dates ranging from December 2005 to December 2006, or the termination of the respective investee partnerships. Principal and interest payments are to be made as distributions are received from the investee partnerships.

   The general partner capital contributions for certain partnerships are in the form of unsecured notes payable totaling approximately $0.8 million and $2.9 million at December 31, 1997, and 1996, respectively. (See Note 6)

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   Also included in other assets are investments in unconsolidated subsidiaries as of December 31, 1997 and 1996. Investments in and advances to (from) unconsolidated subsidiaries are as follows (in thousands):

                                                          December 31,
                                                   ---------------------------
                                                   Interest     1997     1996
                                                   ---------   ------   ------

   Koll Telecommunications L.L.C................         30%   $2,032   $    -
   WPI/Koll Asia Pacific Advisors, L.L.C........         50     1,178        -
   CB Commercial Real Estate Group Canada Inc...         25       843    1,743
   Koll Malaysia SDN BHD........................         50       756        -
   Koll Amata Co., LTD..........................         46       390        -
   Other........................................          *     1,391      232
                                                               ------   ------
                                                               $6,590   $1,975
                                                               ======   ======

   * Various interests with varying ownership rates.

   Unaudited combined condensed financial information for the entities accounted for using the equity method is as follows (in thousands):

   Condensed Statement of Operations Information:

                                                     December 31,
                                             ----------------------------
                                               1997      1996      1995
                                             --------   -------   -------

   Net revenue............................   $ 36,091   $14,195   $11,710
   Income from operations.................      8,915     2,313     1,214
   Net income.............................      5,246       927       377

   Condensed Balance Sheet Information:
                                                 December 31,
                                             ------------------
                                                1997      1996
                                             --------   -------
   Current assets.........................   $ 33,745   $11,322
   Noncurrent assets......................    142,770     2,298
   Current liabilities....................     20,915     5,943
   Noncurrent liabilities.................    143,816       677


   Equity interest in earnings (losses) of the unconsolidated subsidiaries of $(113,000), $145,000 and $180,000 for the years ended December 31, 1997, 1996 and 1995, respectively, have been included in "Operating, administrative and other" on the Consolidated Statements of Operations.

   Other assets also includes costs of $8.0 million, net of amortization, incurred by the Company to organize and structure investment funds in which the Company holds general partnership interests and for which the Company performs investment management and advisory services. Such costs are amortized using the straight-line method over the estimated period benefited of five years. Accumulated amortization totaled $673,000 at December 31, 1997. Other assets also includes certain long-term fees receivable of $1.5 million, net of allowances of $705,000 at December 31, 1997.

   In addition, included in other assets was a note receivable aggregating $2.2 million at December 31, 1996. During the third quarter of 1997, payment in full on this 9.5% note was received.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

5. EMPLOYEE BENEFIT PLANS

   OPTION PLANS. A total of 1,000,000 shares of common stock have been reserved for issuance under the CB Commercial Real Estate Services Group, Inc. 1990 Stock Option Plan. Prior to the Company's November 1996 public offering, options for 1,000,000 shares, at an exercise price of $10 per share, were granted pursuant to the plan and vest over one to four year periods, expiring at various dates through September 2001. In 1996, at the time of the Company's public offering, options for 40,000 shares were granted at a $20.00 exercise price. Options for 790,000 shares were outstanding as of December 31, 1997.

   A total of 600,000 shares of Common Stock have been reserved for issuance under the CB Commercial Real Estate Services Group, Inc. 1991 Service Providers Stock Option Plan. In 1991, below market options were granted to certain directors in partial payment of director fees. All options vested at grant date and expire at various dates through November 2006. During 1997 and 1996, options to purchase 2,287 and 467 shares, respectively, of Common Stock were exercised. In 1997, options to purchase 120,000 and 200,000 shares were granted to certain directors and executive officers at $31.00 and $21.25 per share, respectively, and vest over a five year period. As of December 31, 1997, options to purchase 383,853 shares of Common Stock were outstanding.

   A total of 90,750 shares of Common Stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996 as part of the July 1996 acquisition of L.J. Melody. Options for all such shares have been issued at an exercise price of $10.00 per share and vest over a period of five years at the rate of five percent per quarter. Options for 90,750 shares of Common Stock were outstanding as of December 31, 1997.

   In August 1997, in conjunction with the Koll acquisition, the Company approved the assumption of the options outstanding under the KMS (Koll) Holding Company Amended 1994 Stock Option Plan (now known as the CBC Substitute Option Plan ("CBCSP")), the Koll Acquisition Stock Option Plan ("KASOP") and the issuance of warrants. Under the CBCSP, 407,087 stock options were issued with exercise prices ranging from $12.89 to $18.04 in exchange for existing Koll options. These options were immediately exercisable. As of December 31, 1997, 52,776 options have been exercised. Under the KASOP, 550,000 stock options were issued to former senior executives of Koll who became employees or directors of the Company. Of the 550,000 stock options issued, 300,000 options have an exercise price of $22.75 and vest over three years beginning April 22, 2000 and 250,000 options were immediately exercisable at $36.75. As of December 31, 1997, 550,000 options were outstanding.

   A total of 700,000 shares of Common Stock have been reserved for issuance under the CB Commercial Real Estate Services Group, Inc. 1997 Employee Stock Option Plan which was approved by shareholders. An option for 40,000 shares, at an exercise price of $23.75, was granted and vests quarterly, expiring in March 2007. Options for 475,500 shares, at an exercise price of $33.50 per share, were granted pursuant to the plan and vest over one to five year periods, expiring in November 2007. Options for 515,500 shares were outstanding as of December 31, 1997.

   As allowed under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock based compensation plans. Under this method the Company does not recognize compensation expense for options that were granted at the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income and per share information would have been reduced to the following pro forma amounts (in thousands except per share data):

                                 1997      1996      1995
                                -------   -------   ------
Net Income:       As Reported   $24,397   $70,549   $7,409
                  Pro Forma      21,940    69,932    7,406
Basic EPS:        As Reported      1.34      5.05     0.55
                  Pro Forma        1.18      5.00     0.55
Diluted EPS:      As Reported      1.28      4.99     0.55
                  Pro Forma        1.12      4.95     0.55

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.541%, 6.753% and 5.890% for the various plans. Expected volatility for each year is 36.67%. Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings for future acquisitions.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

   A summary of the status of the Company's option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented in the table and narrative below:

                                           1997                   1996                1995
                                  ---------------------  --------------------   -------------------
                                               Weighted              Weighted             Weighted
                                                Average               Average              Average
                                               Exercise              Exercise              Exercise
Stock Options and Warrants          Shares      Price       Shares     Price      Shares     Price
-------------------------------   ----------   --------   ---------- --------   ---------- --------

Outstanding beginning
 of the year                      1,116,890      $10.32     996,607    $ 9.65   1,010,713    $ 9.61
Granted                           1,792,587       25.98     180,750     13.87      20,000     10.00
Exercised                          (225,063)      10.78     (10,467)     9.57      (4,106)     8.01
Forfeited/Expired                         -           -     (50,000)    10.00     (30,000)    10.00
                                  ---------      ------   ---------    ------   ---------    ------
Outstanding end of
 year                             2,684,414      $20.74   1,116,890    $10.32     996,607    $ 9.65
                                  ---------      ------   ---------    ------   ---------    ------
Exercisable at end of
 year                             1,412,800      $16.08     809,383    $ 9.55     886,607    $ 9.60
Weighted average fair value
     of options and warrants
 granted                                         $14.27                $ 5.36                $ 4.22


   Significant option and warrant groups outstanding at December 31, 1997 and related weighted average price and life information is presented below:

                               Outstanding Options and Warrants         Exercisable Options and Warrants
                             ----------------------------------------   --------------------------------
                                              Weighted       Weighted                       Weighted
                                                Average       Average                        Average
                                Number         Remaining     Exercise     Number            Exercise
Range of Exercise Prices      Outstanding   Contractual Life   Price    Exercisable           Price
---------------------------   -----------   ---------------- --------   -----------         --------
$00.31 - $10.00                   874,603          4.19      $ 9.63         737,328          $ 9.56
$12.89 - $18.04                   354,311          7.36       14.06         354,311           14.06
$20.00 - $36.75                 1,415,500          9.54       29.15         315,161           33.43
                                ---------                    ------       ---------          ------
                                2,644,414                    $20.67       1,406,800          $16.04
                                =========                    ======       =========          ======

   STOCK PURCHASE PLAN. The Company has a restricted stock purchase plan covering certain key employees including senior management. A total of 550,000 shares of Common Stock have been reserved for issuance under the 1996 Equity Incentive Plan of CB Commercial Real Estate Services Group, Inc. The shares may be issued to senior executives for a purchase price equal to the greater of $10.00 per share or fair market value. The Company has sold 35,000 shares and 510,906 shares in 1997 and 1996, respectively. As of December 31, 1997, 545,906 shares were sold. The weighted average fair value of shares sold in 1997 was

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

$23.50. The purchase price for shares under this plan must be paid either in cash or by delivery of a full recourse promissory note. The related promissory notes are also included in stockholders' equity.

   BONUSES. The Company has bonus programs covering certain key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $28.8 million, $19.0 million and $10.2 million for the years ended December 31, 1997, 1996, and 1995, respectively.

   CAPITAL ACCUMULATION PLAN (THE "CAP PLAN"). The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Under the Cap Plan, each participating employee may elect to defer a portion of his or her earnings and the Company may make additional contributions from the Company's current or accumulated net profits to the Cap Plan in such amounts as determined by the Board of Directors. The Company expensed, in connection with the Cap Plan, $2.9 million, $1.9 million and $1.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. (See Note 8)

   DEFERRED COMPENSATION PLAN (THE "DCP"). In 1994 the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the year ended December 31, 1997, approximately $4.7 million and $1.7 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of December 31, 1997, were approximately $6.7 million in cash (including interest) and $4.7 million in stock for a total of $11.4 million, all of which was charged to expense in the period of deferral.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

6.      LONG-TERM DEBT

   Long-term debt consists of the following (in thousands):

                                                                                    December 31,
                                                                                 -------------------
                                                                                   1997       1996
                                                                                 --------   --------
   Revolving Credit Facility, with variable interest rates based on LIBOR plus 1.0% (6.7786% weighted average at
     December 31, 1997).......................................................   $120,000   $      -
   Senior Term Loans, with variable interest rates based on
     LIBOR plus 2.5% (8.15625% weighted average at December 31, 1996)
     Senior Term Loan.........................................................          -     37,415
     Mortgage Term Loan.......................................................          -     18,000
   Westmark Senior Notes, with interest ranging from 9.0% to 12.0%
     through December 31, 2004 and at variable rates depending on the
     Company's credit facility rate thereafter, $2.309 million due June 30,
     1998, $2.546 million due June 30, 2008, with the remaining balance
     due June 30, 2010........................................................     18,861     19,771
   L.J. Melody Senior Notes, with interest at 10.0%...........................          -      2,625
   Senior Subordinated Term Loan, with variable interest rates based on
     LIBOR plus 0.25%, (5.90625% at December 31, 1996)........................          -     65,872
   Westmark Senior Subordinated Loan, with interest at 11.0%..................          -      9,000
   Inventoried Property Loan, secured by inventoried property, with interest at short-term commercial paper borrowing rate plus 3.5% (9.1% and 9.0% at December 31, 1997 and 1996,
     respectively) due in full March 2, 1999..................................      7,470      7,470
   Koll Acquisition Obligations, with interest ranging from 0.0% to 9.0%......      3,944          -
   Equipment Loan, secured by computer equipment with interest at the
     prime rate plus 0.5% (8.75% at December 31, 1996)........................          -        164
   L.J. Melody Contingent Note, with interest at 10%..........................          -        667
   Unsecured Notes Payable, with fixed interest at 10.0% and ranging
     from 6.0% to 13.0% at December 31, 1997 and 1996, respectively...........        778      2,859
                                                                                 --------   --------
          Total...............................................................    151,053    163,843
          Less current maturities.............................................      4,949     15,314
                                                                                 --------   --------

          Total long-term maturities..........................................   $146,104   $148,529
                                                                                 ========   ========

   Annual aggregate maturities of long-term debt as of December 31, 1997 are as follows (in thousands): 1998 - $4,949; 1999 -$8,775; 2002 - $120,000 and
$17,329 thereafter.

   In August 1997 the Company refinanced substantially all of its outstanding debt through a credit agreement with Bank of America, as agent for a group of banks, which provided a $300.0 million five-year revolving credit facility ("Revolving Credit Facility") which is included in senior term loans in the accompanying balance sheet. The credit facility also provided for the refinancing of substantially all debt of Koll assumed pursuant to the merger and provides additional borrowing capacity for the Company for general corporate purposes (including acquisitions). The Company is subject to mandatory commitment reductions of $30 million, $60 million and $60 million on December 31 of the years 1999, 2000 and 2001, respectively. In the event that on any date the Company's loan commitment obligations exceed the combined commitments in effect on such date after giving effect to the mandatory reductions, the Company shall, on such date, make mandatory repayment of the loans in a principal amount equal to such excess. Payment in full of all outstanding amounts under the credit facility will be no later than October 31, 2002. As of December 31, 1997 the outstanding balance of $120.0 million consists of various borrowings pursuant to the Revolving Credit Facility. The Revolving Credit Facility bears interest at a rate of LIBOR plus 1.0%, and is payable upon the maturity of the various underlying revolving loans, which is currently between one and three months.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   In November 1996 approximately $74.4 million was used from the Offering to repay a portion of the indebtedness under the Senior Secured Credit Agreement and $5.0 million was used to pay accrued and unpaid interest on the indebtedness outstanding under the Senior Subordinated Credit Agreement from the net proceeds of the Offering. Also, in connection with the Offering, the Senior Secured Credit Agreement was amended to provide for interest at the rate of LIBOR plus 2.5% payable quarterly on a current basis and the senior subordinated credit terms were amended to provide for interest payable on a current basis commencing January 1, 1997. The senior secured indebtedness and senior subordinated indebtedness were prepaid on August 28, 1997 with proceeds from the Revolving Credit Facility.

   Borrowings under the Revolving Credit Facility are secured by substantially all of the personal and real property assets of the Company. Collectively these loans are guaranteed by CB Commercial and all the common stock of CB Commercial Real Estate Group, Inc. is pledged to secure the guarantee.

   The Revolving Credit Facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The Company is in compliance with all covenants as of December 31, 1997.

   See Note 1 for indebtedness regarding the Westmark, Langdon Reider, L.J. Melody and Koll acquisitions.

7. COMMITMENTS AND CONTINGENCIES

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. The Company recorded an initial accrual in connection with this matter of $250,000 in 1994 and increased the accrual to $800,000 in 1995 which represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at December 31, 1997 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of pending lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.

   Future minimum rental commitments for noncancelable operating leases at December 31, 1997, are as follows (in thousands): 1998 - $26,647; 1999 - $22,939; 2000 - $19,214; 2001 - $15,157; 2002 - $11,240 and $24,527 thereafter.

   Future minimum lease commitments for noncancelable capital leases at December 31, 1997 are as follows (in thousands): 1998 - $1,655; 1999 - $1,260; and 2000 -
$483. The interest portion of the lease payments totals $101,000. Capital lease payments due within one year are classified as current liabilities.

   Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. Total rental expense under noncancelable operating leases was $24.3 million, $18.1 million and $22.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

8. STOCKHOLDERS' EQUITY

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

   In August 1997, in conjunction with the Koll acquisition, the Company approved the issuance of 599,967 warrants. Of the outstanding warrants, 43,644 are attached to Common Stock obtainable under the CBCSP and 556,323 are attached to shares of outstanding Common Stock. Each warrant is exercisable into one share of Common Stock at an exercise price of $30.00 (subject to adjustment) commencing on August 28, 2000 and expiring on August 27, 2004. As of December 31, 1997, 599,967 warrants issued were outstanding.

   Effective October 1, 1996 the preferred stock accrued dividends at the rate of $1.00 per share per annum. Accrued dividends as of December 31, 1997 were $5.0 million and are included in other long-term liabilities in the accompanying balance sheet. On January 27, 1998 the Company repurchased all 4,000,000 shares of its preferred stock for $77.4 million, including $5.0 million in previously accrued dividends.

   In 1997 the Company issued 5,187,737 shares of Common Stock in the Koll Acquisition, 35,000 shares to certain key employees in connection with the 1996 Equity Incentive Plan, 82,740 shares with a stated value of approximately $1.9 million to the Cap Plan for the year ended December 31, 1996 and 225,063 shares in connection with stock option plans.


9. INCOME TAXES

   The regular federal income tax return loss carryforward is $133.6 million as of December 31, 1997, expiring in the years 2005 through 2008 as follows: $4.7 million--2005; $76.2 million--2006; $38.0 million--2007; and $14.7 million--
2008. The unexpired loss carryforward for federal alternative minimum tax purposes is $129.6 million as of December 31, 1997 primarily due to depreciation differences. Use of the federal alternative minimum tax loss carryforward is limited to the lesser of 90.0% of the year's alternative minimum taxable income or the remaining alternative minimum tax loss carryforward. The current federal tax includes alternative minimum tax paid. The payment of alternative minimum tax creates credit carryforwards which total $2.2 million as of December 31, 1997. Such credit carryforwards do not expire. Loss carryforwards for state income tax purposes expire in various states beginning in 1995, 1996, 1997 and thereafter.

   The ability of the Company to utilize NOLs will be limited in 1998 and subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will only be able to use approximately $26.0 million of its NOL in 1998 and each subsequent year. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset taxable income.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   The tax provision for the years ended December 31, 1997, 1996 and 1995 excluding the tax impact on extraordinary items of $0.7 million, consisted of the following (in thousands):

                                                Year Ended December 31,
                                          ---------------------------------
                                            1997       1996         1995
                                          --------   ---------    ---------

Federal:
   Current.............................   $ 1,243    $    730      $   503
   Deferred tax........................    17,436       9,522        1,231
   Reduction of valuation allowances...         -     (55,900)      (1,231)
                                          -------    --------      -------
                                           18,679     (45,648)         503
State:
   Current.............................     2,193         658          338
   Deferred tax........................      (314)        250          209
   Reduction of valuation allowances...         -           -         (209)
                                          -------    --------      -------
                                            1,879         908          338
                                          -------    --------      -------
                                          $20,558    $(44,740)     $   841
                                          =======    ========      =======

   The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to the Company's effective tax rate on income from operations:

                                                     Year Ended December 31,
                                                    --------------------------
                                                     1997      1996      1995
                                                    -------   -------   ------

   Federal statutory tax rate....................       35%       35%      34%
   Permanent differences, including goodwill,
     meals and entertainment.....................        7         5       14
   State taxes, net of federal benefit...........        2         4        3
   Utilization of previously unrecognized net
     operating losses............................                  -      (41)
   Reduction of valuation allowances and other...        1      (217)       -
                                                      ----     -----     ----

   Effective tax rate............................       45%     (173)%     10%
                                                      ====     =====     ====


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   Beginning in 1992, the Company implemented SFAS No. 109, the modified liability method of accounting for income taxes. Until the third quarter of 1996, the resulting net deferred tax asset had been fully reserved. Cumulative tax effects of temporary differences are shown below as of December 31, 1997 and 1996 (in thousands):

                                                                             Year Ended December 31,
                                                                            -------------------------
                                                                               1997          1996
                                                                            -----------   -----------
   Asset (Liability)
-------------------------------------------------------------------------
   Property and equipment................................................     $  1,272      $  1,952
   Reserves for bad debts, building write down,
     legal expenses......................................................       14,849         6,386
   Intangible amortization...............................................      (10,170)        1,060
   Bonus, unexercised restricted stock, deferred
     compensation........................................................        6,820         2,907
   Partnership income....................................................        4,643           584
   Debt modification.....................................................          135         1,871
   Net operating loss and alternative minimum tax credit carryforwards...       49,003        65,257
   Unconsolidated affiliates.............................................         (173)         (218)
   Acquisitions..........................................................       (1,248)       (1,435)
   All other, net........................................................        2,627          (582)
                                                                              --------      --------
   Net deferred tax asset before valuation allowances....................       67,758        77,782
   Valuation allowances..................................................      (29,901)      (26,379)
                                                                              --------      --------
     Net deferred tax asset..............................................     $ 37,857      $ 51,403
                                                                              ========      ========

   Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time. As of September 30, 1996 the Company had experienced continuing profitability due to a variety of reasons, including the strength of the commercial real estate markets. In addition, the Company had operated Westmark for one full year since acquiring Westmark in June 1995, and as a result had concluded that Westmark should make a positive contribution to the Company's consolidated taxable income. Finally, the acquisition of L.J. Melody in July 1996 is expected to make a positive contribution to the Company's consolidated taxable income. As a result of these factors, during the third quarter of 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $45.7 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $40.4 million has been recorded as a tax benefit (a reduction in income tax provision). During the fourth quarter of 1996 the Company further reduced its deferred tax asset valuation allowances by $15.5 million based on its ability to generate additional taxable income in the future through interest savings resulting from the paydown of part of its senior secured and senior subordinated debt with proceeds from the Offering. This reduction has also been recorded as a tax benefit resulting in a cumulative year-to-date tax benefit of $55.9 million for 1996. With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances.

10.  FIDUCIARY FUNDS

   The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $186.8 million and $133.7 million at December 31, 1997 and 1996, respectively.

11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   NOTES RECEIVABLE. The Company has determined that it is not practicable to estimate the fair value of the notes receivable amounting to $1.4 million and $2.2 million at December 31, 1997 and 1996, respectively, due to the cost involved in developing the information as such notes are not publicly traded.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   LONG-TERM DEBT. The Revolving Credit Facility and the Westmark Senior Notes, including their respective maturities, are discussed in Note 6. Estimated fair values for these liabilities are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the Company's debt is based on variable rates. Due to such immateriality, the Company does not consider it practicable to incur the excessive costs to engage an investment banker to perform a fair value analysis of these liabilities.

   The fair value of the Inventoried Property Loan discussed in Note 6 is not materially different from the carrying value of the debt.

   The Unsecured Notes Payable discussed in Note 6, which represent the Company's share of unfunded equity participation, are not considered financial instruments.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

12.  INDUSTRY SEGMENTS

   The Company operates in four business segments--Brokerage Services, Corporate
Services, Institutional Management Services and Financial Services.   Brokerage
Services consists of brokerage (commercial property sales and leasing). Corporate Services consists of transaction management, advisory services and facilities management. Institutional Management Services consists of property management and outsourcing. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage banking (mortgage loan origination and servicing), investment management and advisory services, valuation and appraisal services and real estate market research.

                                                         Year Ended December 31,
                                                     -------------------------------
                                                       1997        1996       1995
                                                     ---------   --------   --------
                                                         (Dollars in thousands)
Revenue
   Brokerage Services.............................   $423,485    $345,906   $301,272
   Corporate Services.............................     37,608      25,564     21,750
   Institutional Management Services..............     67,442      44,783     41,067
   Financial Services.............................    201,689     166,815    104,371
                                                     --------    --------   --------
                                                     $730,224    $583,068   $468,460
                                                     ========    ========   ========
Operating income
   Brokerage Services.............................   $ 43,927    $ 24,139   $ 25,237
   Corporate Services.............................      1,588         335      1,154
   Institutional Management Services..............      4,547       5,149      1,728
   Financial Services.............................     21,950      18,806      1,724
   Merger related and other non-recurring costs...    (12,924)          -          -
                                                     --------    --------   --------
                                                       59,088      48,429     29,843
Interest income...................................      2,598       1,503      1,674
Interest expense..................................     15,780      24,123     23,267
                                                     --------    --------   --------
Income before provision for income taxes..........   $ 45,906    $ 25,809   $  8,250
                                                     ========    ========   ========
Depreciation and amortization
   Brokerage Services.............................   $  8,200    $  7,092   $  7,484
   Corporate Services.............................        898         243        268
   Institutional Management Services..............      2,040         700        506
   Financial Services.............................      6,922       5,539      3,373
                                                     --------    --------   --------
                                                     $ 18,060    $ 13,574   $ 11,631
                                                     ========    ========   ========
Capital expenditures (purchases)
   Brokerage Services.............................   $  6,678    $  2,372   $  1,729
   Corporate Services.............................        537          87         63
   Institutional Management Services..............      1,492         209        118
   Financial Services.............................      1,220         334        233
                                                     --------    --------   --------
                                                     $  9,927    $  3,002   $  2,143
                                                     ========    ========   ========
                                                                  As of December 31,
                                                                --------------------
                                                                    1997      1996
                                                                --------    --------
Identifiable assets
   Brokerage Services.............................               $ 64,363   $ 56,274
   Corporate Services.............................                 72,189      2,290
   Institutional Management Services..............                131,285      5,273
   Financial Services.............................                122,757     94,364
   Corporate......................................                114,597    120,743
                                                                 --------   --------
                                                                 $505,191   $278,944
                                                                 ========   ========

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                               DECEMBER 31, 1997

   Identifiable assets by industry segment are those assets used in the Company operations in each segment. Corporate identified assets are principally made up of cash and cash equivalents, inventoried property, general prepaids and deferred taxes.

   The Company does not have significant foreign operations at December 31, 1997.

13.  SUBSEQUENT EVENT

   On December 9, 1997 the Company announced that it had reached an agreement with REI, which owns and operates the internationally known real estate services firm of Richard Ellis in all major commercial real estate locations in the world other than the United Kingdom, to purchase all of REI's outstanding stock. The net purchase price for REI is approximately (Pounds)57.2 million (approximately $94.5 million using the exchange rate at March 4, 1998) and will be payable entirely in shares of the Company's common stock, par value $0.01, but with each shareholder of REI having the right to elect to have up to 50% of the purchase price paid in cash or debt. The purchase is expected to be completed in the second quarter of 1998. Its principle operations are in the Netherlands, France, Spain, Brazil, Australia, Hong Kong (including Taiwan and the People's Republic of China) and Singapore. Since the acquisition will be a taxable transaction, the Company will be able to amortize a significant portion of the purchase price for tax purposes over 15 years.

   On January 27, 1998, the Company purchased all 4.0 million of its existing convertible preferred shares which could have been converted into approximately
2.56 million common shares, based on the Company's prevailing stock price on that date. The preferred shares carried a dividend requirement of $.25 per share per quarter. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends. The shares were originally issued in conjunction with the Company's acquisition by management in 1989.

   In February 1998 the Company, through L.J. Melody, acquired Cauble & Company of Carolina for approximately $2.2 million and substantially all of the assets of North Coast Mortgage Company, for approximately $3.3 million, both regional mortgage banking firms.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             (Dollars in thousands)


BALANCE SHEET                                                     December 31,
-------------                                                ---------------------
                                                               1997       1996
                                                             --------    --------
Advances to CB Commercial Real Estate Group, Inc......       $263,438    $124,274
Investment in CB Commercial Real Estate Group,
 Inc. and subsidiaries................................         62,124      62,124
                                                             --------    --------
 Total assets.........................................       $325,562    $186,398
                                                             ========    ========
Accounts Payable and Accrued Liabilities..............       $    200    $      -
Dividends Payable.....................................          5,000       1,000
Stockholders' Equity..................................        320,362     185,398
                                                             --------    --------
 Total Liabilities and Stockholders' Equity...........       $325,562    $186,398
                                                             ========    ========


INCOME STATEMENT                                                         Year Ended December 31,
----------------                                                     -------------------------------
                                                                       1997        1996        1995
                                                                     --------    --------    -------
Expenses - other.............................................        $      -    $      -    $    39
Interest expense.............................................             200           -          -
Provision for income tax.....................................               -         735         51
                                                                     --------    --------    -------
 Net income (loss)...........................................        $   (200)   $   (735)   $   (90)
                                                                     ========    ========    =======



STATEMENT OF CASH FLOWS                                                  Year Ended December 31,
-----------------------                                              -------------------------------
                                                                       1997        1996        1995
                                                                     --------    --------    -------
Net income (loss)............................................            (200)       (735)   $   (90)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities.......................               -           -          -
         Advances to CB Commercial...........................             200         735         90
                                                                     --------    --------    -------
  Net cash provided by operating activities..................               -           -          -
Cash flows from investing activities.........................               -           -          -

Cash flows from financing activities.........................               -           -          -

Net change in cash and cash equivalents......................               -           -          -
Cash and cash equivalents, at beginning of period............               -           -          -
                                                                      -------     -------    -------
Cash and cash equivalents, at end of period..................         $     -     $     -    $     -
                                                                      =======     =======    =======

NOTES TO CONDENSED FINANCIAL INFORMATION
----------------------------------------

Note 1 -  In connection with the Acquisition, the Company, together with all
------
          other CB Commercial subsidiaries, has guaranteed any and all obligations of CB Commercial Real Estate Group, Inc.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                                 Reserve for    Allowance
                                                   Employee      for Bad      Legal
                                                    Loans         Debts      Reserve
                                                ------------   ----------   --------
Balance, December 31, 1994...................        $1,745      $ 4,544    $ 3,455
   Charges to expense........................             -          346          -
   Write-offs................................          (210)        (490)         -
                                                     ------      -------    -------

Balance, December 31, 1995...................        $1,535      $ 4,400    $ 3,455
   Charges to expense........................           600        1,257      7,686
   Write-offs................................          (425)      (1,234)    (1,820)
                                                     ------      -------    -------

Balance, December 31, 1996...................        $1,710      $ 4,423    $ 9,321
   Koll balance at the date of acquisition...             -        4,401          -
   Charges to expense........................             -        1,226      1,195
   Write-offs................................          (893)      (1,070)      (709)
                                                     ------      -------    -------

Balance, December 31, 1997...................        $  817      $ 8,980    $ 9,807
                                                     ======      =======    =======


        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                 EXHIBIT 12 - COMPUTATION OF RATIO OF EARNINGS

                    TO FIXED CHARGES AND PREFERRED DIVIDENDS

                   FOR THE FIVE YEARS ENDED DECEMBER 31, 1997


                                                   1997      1996      1995      1994       1993
                                                 -------   -------   -------   -------   ---------
Pre-tax income (loss) from continuing
 operations...................................   $45,906   $25,809   $ 8,250   $ 9,325   $(37,037)
     Fixed Charges............................    22,884    30,629    29,172    23,283     20,570
                                                 -------   -------   -------   -------   --------
Total earnings (loss) before fixed charges....   $68,790   $56,438   $37,422   $32,608   $(16,467)
                                                 =======   =======   =======   =======   ========

Fixed Charges
     Portion of rent expense representative
       of the interest factor (1).............   $ 7,104   $ 6,506   $ 5,905   $ 5,921   $  6,330
     Interest expense.........................    15,780    24,123    23,267    17,362     14,240
     Preferred stock dividends (2)............     6,557     1,639         -         -          -
                                                 -------   -------   -------   -------   --------
     Total fixed charges and preferred
       dividends..............................   $29,441   $32,268   $29,172   $23,283   $ 20,570
                                                 =======   =======   =======   =======   ========

Ratio of earnings to fixed charges and
 preferred dividends (3)......................      2.34      1.75      1.28      1.40          -
                                                 =======   =======   =======   =======   ========

(1) Represents one-third of operating lease costs which approximates the portion that relates to the interest portion.

(2) Preferred stock dividend requirements have been reflected at their pre-tax amounts.

(3) The Company's earnings were not sufficient to cover its fixed charges requirements by $37.0 million for December 31, 1993.

In computing the ratio of earnings to fixed charges; (a) earnings have been based on income from continuing operations before income taxes, extraordinary items and fixed charges (exclusive of interest capitalized) and (b) fixed charges consist of interest and amortization of debt discount and expense (including amounts capitalized) and the estimated interest portion of rents.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company expects to file with the Securities and Exchange Commission its definitve proxy statement concerning its 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting Proxy Statement") no later than 120 days after December 31, 1997. The information required by this item is set forth in the 1998 Annual Meeting Proxy Statement under the headings "Nomination and Election of Directors---Directors and Nominees for Directors," "Nomination and Election of Directors---Management" and "Nomination and Election of Directors---Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth in the 1998 Annual Meeting Proxy Statement under the headings "Nomination and Election of Directors--- Directors Fees" and "Nomination and Election of Directors---Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in the 1998 Annual Meeting Proxy Statement under the heading "Nomination and Election of Directors--- Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in the 1998 Annual Meeting Proxy Statement under the heading "Nomination and Election of Directors--- Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)
   1.   Financial Statements
        See Index to Consolidated Financial Statements set forth on page 26.

   2.   Financial Statement Schedules
        See Index to Consolidated Financial Statements set forth on page 26.

   3.   Exhibits

       EXHIBIT
       NUMBER             DESCRIPTION OF EXHIBIT
       ------             ----------------------

        2.1* Agreement and Plan of Reorganization dated as of May 13, 1997 by and among CB Commercial Real Estate Services Group, Inc. (the "Company"), CBC Acquisition Corporation, Koll Real Estate Services, FS Equity

              Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company and certain individual signatories thereto, filed as Annex 1 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

  3.1* Fourth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1996

  3.2*        Fourth Amended and Restated Bylaws of the Company, filed as
              Exhibit 3(ii) to the Company's Registration Statement on Form S-4 Amendment No. 1 (File No. 333-28731)

  4.1* Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-12757)

  4.2* Form of the Company's Restricted Stock Agreement between the Company and the Company's Officer or Employee, filed as Exhibit
              4.8 to the Company's Form S-1 Registration Statement (File No. 33-29410).

  4.3* First Amendment to the Company's Restricted Stock Agreement, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

  4.4* Form of Warrant Agreement between the Company, FS Equity Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company and certain individuals, with attached Form of Warrant Certificate, filed as Annex 2 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

  10.1(i)*+   CB Commercial Real Estate Services Group, Inc. Omnibus Stock and
              Incentive Plan, filed as Exhibit 10.13 to Post-Effective Amendment
              No. 1 to the Company's Form S-1 Registration Statement (File No.
              33-29410)

  10.1(ii)*+  First Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990


  10.1(iii)*+ Second Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

  10.1(iv)*+  Third Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.4(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

  10.2(i)*+   1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

  10.2(ii)*+  First Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.15(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

  10.2(iii)*+ Second Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.8(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993


  10.2(iv)*+  Third Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.5(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

  10.3*+ Form of Incentive Stock Option Agreement, filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

 10.4*+ Form of Nonstatutory Stock Option Agreement, filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

 10.5(i)*+  CB Commercial Real Estate Services Group, Inc. 1991 Service
            Providers Stock Option Plan, filed as Exhibit 10.27 to the Company's Current Report on Form 8-K dated April 1, 1992

 10.5(ii)*+ 1997 Amendment to the 1991 Service Providers Stock Option Plan,
            filed as Annex 7 to the Company's definitive proxy
            statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 10.6+ CB Commercial Real Estate Services Group, Inc. Amended and Restated Deferred Compensation Plan

 10.7*+ Amended and Restated 1996 Equity Incentive Plan of CB Commercial Real Estate Services Group, Inc., filed as Annex 8 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 10.8*+ CB Commercial Real Estate Services Group, Inc. L.J. Melody Acquisition Stock Option Plan, filed as Exhibit 10.10 to the Company's Form 10-K for the yeard ended December 31, 1996

 10.9*+ Form of Indemnification Agreement between the Company, CB Commercial Real Estate Group, Inc. and directors and officers, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

 10.10*+ Employment Agreement between the Company and Lawrence J. Melody dated July 1, 1996, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (File No. 333-12757)

 10.11*+ CB Commercial Real Estate Services Group, Inc. 1997 Employee Stock Option Plan, filed as Annex 5 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 10.12*+ CB Commercial Real Estate Services Group, Inc. 1998 Employee Stock Purchase Plan, filed as Annex 6 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 10.13+ CB Commercial Real Estate Services Group, Inc. Koll Acquisition Stock Option Plan

 10.14(i)+  CB Commercial Real Estate Services Group, Inc. / KMS Holding
            Corporation Amended 1994 Nonqualified Performance Stock Option
            Plan

 10.14(ii)+ Form of Nonstatutory Stock Option Agreement evidencing substitute options granted by the Company upon assumption of options issued under the KMS Holding Corporation Amended 1994 Stock Option Plan

 10.15+ Consulting Agreement dated July 16, 1997 between CB Commercial Real Estate Group, Inc. and Donald M. Koll

 10.16*+ Employment Agreement dated May 23, 1997 between the Company and James J. Didion, filed as Exhibit 10(iii)(17) to the Company's Registration Statement on Form S-4 Amendment No. 1 (File No. 333-28731)

 10.17* Registration Rights Agreement by and among the Company, FS Equity Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company, Raymond
            E. Wirta and William S. Rothe, Jr. dated as of May 14, 1997, filed as Exhibit 10(i)(3) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

 10.18*+ Noncompetition and Confidentiality Agreement by and among the Company, CBC Acquisition Corporation, Koll Real Estate Services, Donald M. Koll and The Koll Holding Company dated May 14, 1997, filed as Exhibit 10(i)(4) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

 10.19*+ Noncompetition and Confidentiality Agreement by and among the Company, Koll Real Estate Services, and William S. Rothe dated as of May 14, 1997, filed as Exhibit 10(i)(5) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

 10.20*+ Noncompetition and Confidentiality Agreement by and among the Company, Koll Real Estate Services, and Raymond E. Wirta dated as of May 14, 1997, filed as Exhibit 10(i)(6) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

 10.21*+ Employment Agreement by and between the Company and William Rothe dated as of May 14, 1997, filed as Exhibit 10(iii)(1) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

 10.22(i)*  Credit Agreement dated as of August 28, 1997 by and among the
            Company; Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo Bank, N.A.; BHF - Bank Aktiengeselleshaft; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch and Grand Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1997

 10.22(ii)  Amendment No. 1 dated as of January 21, 1998, to the Credit
            Agreement dated as of August 28, 1997 by and among the Company; Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo Bank, N.A.; BHF -Bank Aktiengeselleshaft; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch and Grand Cayman Branch; Key Bank National Association; and other financial institutions

 10.23+ Form of amendment to the Company's 1990 Stock Option Plan, the 1991 Service Providers Stock Option Plan, the L.J. Melody Acquisition Stock Option Plan, and the Koll Acquisition Stock Option Plan

 10.24(i)*  Purchase Agreement dated as of May 15, 1995 among CB Commercial Real
            Estate Group, Inc., Westmark Real Estate Acquisition Partnership, L.P., and certain individuals signatory thereto, filed as Exhibit
            10.1 to the Company's Current Report on Form 8-K dated June 30, 1995

 10.24(ii)  Form of SPP Purchase Agreement by and among Westmark Real Estate
            Acquisition Partnership, L.P., CB Commercial Real Estate Group, Inc. and certain individuals, dated as of August 15, 1997

 12 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends (filed as a Schedule Supporting the Consolidated Financial Statements - See Index to Consolidated Financial Statements)

 21         Subsidiaries of the Company

 23         Consent of Arthur Andersen LLP

 27         Financial Data Schedule (filed only with the SEC)

________________________
*  Incorporated by reference
+  Management contract or compensatory plan required by Item 601 of Regulation
   S-K

(b)  Reports on Form 8-K

 1. The Registrant filed a Current Report on Form 8-K dated November 3, 1997 announcing (i) developments in it facilities management operation and a joint venture in New England, (ii) that its common stock will be traded on the New York Stock Exchange beginning November 7, 1997, and (iii) results of operations for the quarter and nine-month period ended September 30, 1997.

 2. The Registrant filed a Current Report on Form 8-K dated December 9, 1997 announcing that it entered into an agreement as to the terms of a merger with REI Ltd., the holding company for all Richard Ellis operations outside of the United Kingdom.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.
                                          (Registrant)


                       By    /s/  JAMES J. DIDION
                           ----------------------------------------
                             James J. Didion
                             Chairman of the Board and Chief Executive Officer

                       Date:  March 24, 1998

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

        Signatures                                      Title                                    Date
        ----------                                      -----                                    ----
/s/ JAMES J. DIDION                         Chief Executive Officer and Director            March 24, 1998
------------------------------
    James J. Didion

/s/ JOHN C. HAECKEL                         Senior Executive Vice President, Chief          March 24, 1998
------------------------------              Financial Officer and Treasurer
    John C. Haeckel

/s/ RONALD J. PLATISHA                      Executive Vice President                        March 24, 1998
-------------------------------             Principal Accounting Officer
    Ronald J. Platisha

/s/ STANTON D. ANDERSON                     Director                                        March 24, 1998
-------------------------------
    Stanton D. Anderson

/s/ GARY J. BEBAN                           Director                                        March 24, 1998
-------------------------------
    Gary J. Beban
                                            Director                                        March ___, 1998
_______________________________
    Richard C. Blum

/s/ RICHARD C. CLOTFELTER                   Director                                        March 24, 1998
-------------------------------
    Richard C. Clotfelter

/s/ DANIEL A. D'ANIELLO                       Director                              March 24, 1998
-------------------------------
    Daniel A. D'Aniello

/s/ BRADFORD M. FREEMAN                       Director                              March 24, 1998
-------------------------------
    Bradford M. Freeman

                                              Director                              March ___, 1998
_______________________________
    Hiroaki Hoshino

/s/ GEORGE J. KALLIS                          Director                              March 24, 1998
-------------------------------
    George J. Kallis

/s/ RICARDO KOENIGSBERGER                     Director                              March 24, 1998
-------------------------------
    Ricardo Koenigsberger

/s/ TAKAYUKI KOHRI                            Director                              March 24, 1998
-------------------------------
    Takayuki Kohri

/s/ DONALD M. KOLL                            Director                              March 24, 1998
---------------------------------
    Donald M. Koll

/s/ PAUL C. LEACH                             Director                              March 24, 1998
----------------------------------
    Paul C. Leach

/s/ FREDERIC V. MALEK                         Director                              March 24, 1998
----------------------------------
    Frederic V. Malek

/s/ LAWRENCE J. MELODY                        Director                              March 24, 1998
----------------------------------
    Lawrence J. Melody

/s/ PETER V. UEBERROTH                        Director                              March 24, 1998
----------------------------------
    Peter V. Ueberroth

/s/ RAY ELIZABETH UTTENHOVE                   Director                              March 24, 1998
----------------------------------
    Ray Elizabeth Uttenhove

                                              Director                              March ___, 1998
__________________________________
    Gary L. Wilson

/s/ RAYMOND E. WIRTA                          Director                              March 24, 1998
-----------------------------------
    Raymond E. Wirta

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------

 2.1* Agreement and Plan of Reorganization dated as of May 13, 1997 by and among CB Commercial Real Estate Services Group, Inc. (the "Company"), CBC Acquisition Corporation, Koll Real Estate Services, FS Equity Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company and certain individual signatories thereto, filed as Annex 1 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 3.1* Fourth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Form 10-K for the year ended December 31, 1996

 3.2*          Fourth Amended and Restated Bylaws of the Company, filed as
               Exhibit 3(ii) to the Company's Registration Statement on Form S-4 Amendment No. 1 (File No. 333-28731)

 4.1* Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-12757)

 4.2* Form of the Company's Restricted Stock Agreement between the Company and the Company's Officer or Employee, filed as Exhibit
               4.8 to the Company's Form S-1 Registration Statement (File No. 33-29410).

 4.3* First Amendment to the Company's Restricted Stock Agreement, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

 4.4* Form of Warrant Agreement between the Company, FS Equity Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company and certain individuals, with attached Form of Warrant Certificate, filed as Annex 2 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

 10.1(i)* CB Commercial Real Estate Services Group, Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company's Form S-1 Registration Statement (File No. 33-29410)

10.1(ii)*      First Amendment to the CB Commercial Real Estate Services Group,
               Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1990

10.1(iii)*     Second Amendment to the CB Commercial Real Estate Services Group,
               Inc. Omnibus Stock and Incentive Plan, filed as Exhibit
               10.16(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

10.1(iv)*      Third Amendment to the CB Commercial Real Estate Services Group,
               Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.4(iv) to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1994

10.2(i)* 1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

10.2(ii)*      First Amendment to the 1990 Stock Option Plan, filed as Exhibit
               10.15(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

10.2(iii)*     Second Amendment to the 1990 Stock Option Plan, filed as Exhibit
               10.8(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993

10.2(iv)*      Third Amendment to the 1990 Stock Option Plan, filed as Exhibit
               10.5(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994

10.3* Form of Incentive Stock Option Agreement, filed as Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

10.4* Form of Nonstatutory Stock Option Agreement, filed as Exhibit 4(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

10.5(i)* CB Commercial Real Estate Services Group, Inc. 1991 Service Providers Stock Option Plan, filed as Exhibit 10.27 to the Company's Current Report on Form 8-K dated April 1, 1992

10.5(ii)*      1997 Amendment to the 1991 Service Providers Stock Option Plan,
               filed as Annex 7 to the Company's definitive proxy
               statement/prospectus dated July 31, 1997 as part of the Company's
               Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
               28731)

10.6 CB Commercial Real Estate Services Group, Inc. Amended and Restated Deferred Compensation Plan

10.7* Amended and Restated 1996 Equity Incentive Plan of CB Commercial Real Estate Services Group, Inc., filed as Annex 8 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

10.8* CB Commercial Real Estate Services Group, Inc. L.J. Melody Acquisition Stock Option Plan, filed as Exhibit 10.10 to the Company's Form 10-K for the yeard ended December 31, 1996

10.9* Form of Indemnification Agreement between the Company, CB Commercial Real Estate Group, Inc. and directors and officers, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992

10.10* Employment Agreement between the Company and Lawrence J. Melody dated July 1, 1996, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (File No. 333-12757)

10.11* CB Commercial Real Estate Services Group, Inc. 1997 Employee Stock Option Plan, filed as Annex 5 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

10.12* CB Commercial Real Estate Services Group, Inc. 1998 Employee Stock Purchase Plan, filed as Annex 6 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4 Amendment No. 4 (File No. 333-28731)

10.13 CB Commercial Real Estate Services Group, Inc. Koll Acquisition Stock Option Plan

10.14(i) CB Commercial Real Estate Services Group, Inc. / KMS Holding Corporation Amended 1994 Nonqualified Performance Stock Option Plan

10.14(ii)      Form of Nonstatutory Stock Option Agreement evidencing substitute options granted by the Company upon assumption of options issued under the KMS Holding Corporation Amended 1994 Stock Option Plan

10.15 Consulting Agreement dated July 16, 1997 between CB Commercial Real Estate Group, Inc. and Donald M. Koll

10.16* Employment Agreement dated May 23, 1997 between the Company and James J. Didion, filed as

               Exhibit 10(iii)(17) to the Company's Registration Statement on Form S-4 Amendment No. 1 (File No. 333-28731)

10.17* Registration Rights Agreement by and among the Company, FS Equity Partners III, L.P., FS Equity Partners International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company, Raymond E. Wirta and William S. Rothe, Jr. dated as of May 14, 1997, filed as Exhibit 10(i)(3) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

10.18* Noncompetition and Confidentiality Agreement by and among the Company, CBC Acquisition Corporation, Koll Real Estate Services, Donald M. Koll and The Koll Holding Company dated May 14, 1997, filed as Exhibit 10(i)(4) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

10.19* Noncompetition and Confidentiality Agreement by and among the Company, Koll Real Estate Services, and William S. Rothe dated as of May 14, 1997, filed as Exhibit 10(i)(5) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

10.20* Noncompetition and Confidentiality Agreement by and among the Company, Koll Real Estate Services, and Raymond E. Wirta dated as of May 14, 1997, filed as Exhibit 10(i)(6) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

10.21* Employment Agreement by and between the Company and William Rothe dated as of May 14, 1997, filed as Exhibit 10(iii)(1) to the Company's Registration Statement on Form S-4 (File No. 333-28731)

10.22(i)*      Credit Agreement dated as of August 28, 1997 by and among the
               Company; Bank of America NT & SA; The Sumitomo Bank, Limited;
               Wells Fargo Bank, N.A.; BHF - Bank Aktiengeselleshaft; Credit
               Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch and Grand Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.1 to the Company's
               Form 10-Q for the quarter ended September 30, 1997

10.22(ii)      Amendment No. 1 dated as of January 21, 1998, to the Credit
               Agreement dated as of August 28, 1997 by and among the Company;
               Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo
               Bank, N.A.; BHF - Bank Aktiengeselleshaft; Credit Lyonnais Los
               Angeles Branch; Dresdner Bank AG, New York Branch and Grand
               Cayman Branch; Key Bank National Association; and other financial institutions

10.23 Form of amendment to the Company's 1990 Stock Option Plan, the 1991 Service Providers Stock Option Plan, the L.J. Melody Acquisition Stock Option Plan, and the Koll Acquisition Stock Option Plan

10.24(i)*      Purchase Agreement dated as of May 15, 1995 among CB Commercial
               Real Estate Group, Inc., Westmark Real Estate Acquisition
               Partnership, L.P., and certain individuals signatory thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 30, 1995

10.24(ii)      Form of SPP Purchase Agreement by and among Westmark Real Estate
               Acquisition Partnership, L.P., CB Commercial Real Estate Group,
               Inc. and certain individuals, dated as of August 15, 1997

12 Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends (filed as a Schedule Supporting the Consolidated Financial Statements - See Index to Consolidated Financial Statements)

21             Subsidiaries of the Company

23             Consent of Arthur Andersen LLP

27             Financial Data Schedule (filed only with the SEC)

_________________________
*    Incorporated by reference