Form 10-Q
period 1998-03-31
CB COMMERCIAL REAL ESTATE SERVICES GROUP INC
filed 1998-05-15
CIK 852203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

    x     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
  _____   Exchange Act of 1934

          For the quarterly period ended March 31, 1998

  _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition Period from____________ to_______________

          Commission File Number 001 - 12231


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


Number of shares of common stock outstanding at March 31, 1998 was 18,961,470.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 MARCH 31, 1998

                               TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997................   3

         Unaudited Consolidated Statements of Operations for the three months ended
         March 31, 1998 and 1997..........................................................................    4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997....................................................................    5

         Notes to Consolidated Condensed Financial Statements.............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............   12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................   20


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................  21

Signatures................................................................................................  22

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                                               March 31,    December 31,
                                                                                 1998           1997
                                                                              -----------   -------------
                                                                              (Unaudited)
                                    ASSETS
Current Assets:
 Cash and cash equivalents.................................................    $  19,550       $  47,181
 Receivables, less allowance of $8,213 and $8,427 for doubtful accounts
  at March 31, 1998 and December 31, 1997, respectively....................       65,824          77,358
 Deferred taxes............................................................        3,189           2,890
 Prepaid expenses..........................................................        9,407           9,142
 Other assets..............................................................       11,826          11,128
                                                                               ---------       ---------
  Total current assets.....................................................      109,796         147,699
Property and equipment, net................................................       52,501          50,309
Goodwill, net of accumulated amortization of $15,231 and $13,561 at
 March 31, 1998 and December 31, 1997, respectively........................      199,445         196,358
Other intangible assets, net of accumulated amortization of $262,849 and
 $261,519 at December 31, 1997, respectively...............................       44,280          43,026
Inventoried property.......................................................        7,355           7,355
Deferred taxes.............................................................       37,159          34,967
Other assets, net..........................................................       27,203          22,795
                                                                               ---------       ---------
  Total assets.............................................................    $ 477,739       $ 502,509
                                                                               =========       =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Compensation and employee benefits........................................    $  35,182       $  55,712
 Accounts payable and accrued expenses.....................................       44,939          59,441
 Reserve for bonus and profit sharing......................................        7,110          33,538
 Current maturities of long-term debt......................................        4,043           4,679
 Current portion of capital lease obligations..............................        1,422           1,655
                                                                               ---------       ---------
  Total current liabilities................................................       92,696         155,025
                                                                               ---------       ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................      244,551         136,551
 Other long-term debt......................................................        9,870           9,722
                                                                               ---------       ---------
  Total long-term debt.....................................................      254,421         146,273
                                                                               ---------       ---------
Other long-term liabilities................................................       30,068          35,768
                                                                               ---------       ---------
  Total liabilities........................................................      377,185         337,066
                                                                               ---------       ---------
Minority interest..........................................................        4,655           7,672

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $.01 par value, 4,000,000 shares outstanding as of
  December 31, 1997........................................................            -              40
 Common stock, $.01 par value, 18,961,470 and 18,768,200 shares
  outstanding as of March 31, 1998 and December 31, 1997, respectively.....          190             188
 Additional paid-in capital................................................      269,527         333,981
 Notes receivable from sale of stock.......................................       (5,268)         (5,956)
 Accumulated deficit.......................................................     (168,550)       (170,482)
                                                                               ---------       ---------
  Total stockholders' equity...............................................       95,899         157,771
                                                                               ---------       ---------
  Total liabilities and stockholders' equity...............................    $ 477,739       $ 502,509
                                                                               =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1998           1997
                                                                        ------------   ------------

Revenue..............................................................   $   175,144    $   134,064

Costs and Expenses:
   Commissions, fees and other incentives............................        83,714         67,607
   Operating, administrative and other...............................        78,958         56,390
   Depreciation and amortization.....................................         5,322          3,121
                                                                        -----------    -----------
Operating income.....................................................         7,150          6,946
Interest income......................................................           727            632
Interest expense.....................................................         4,321          3,745
                                                                        -----------    -----------

Income before provision for income tax...............................         3,556          3,833

Provision for income tax.............................................         1,591          1,560
                                                                        -----------    -----------

Net income...........................................................   $     1,965    $     2,273
                                                                        ===========    ===========

Preferred stock dividend.............................................   $         -    $    (1,000)

Deemed dividend on preferred stock...................................   $   (32,273)   $         -
                                                                        -----------    -----------

Net income (loss) applicable to common stockholders..................   $   (30,308)   $     1,273
                                                                        ===========    ===========

Basic earnings (loss) per share......................................   $     (1.60)   $      0.10
                                                                        ===========    ===========

Weighted average shares outstanding for basic earnings per share.....    18,892,735     13,306,135
                                                                        ===========    ===========

Diluted earnings (loss) per share....................................   $     (1.60)   $      0.09
                                                                        ===========    ===========

Weighted average shares outstanding for diluted earnings per share...    18,892,735     13,909,536
                                                                        ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                    ---------------------
                                                                                       1998        1997
                                                                                    ---------   ---------

Cash flows from operating activities:
 Net income......................................................................   $  1,965    $  2,273
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation and amortization..................................................      5,322       3,121
  Deferred compensation..........................................................      5,450       2,159
  Deferred taxes.................................................................        743       1,392
 Decrease in receivables.........................................................      7,937      11,427
 Decrease in compensation and employee benefits payable..........................    (47,802)    (33,334)
 Decrease in accounts payable and accrued expenses...............................     (6,285)     (2,242)
 Net change in other operating assets and liabilities............................     (3,053)       (562)
                                                                                    --------    --------
     Net cash used in operating activities.......................................    (35,723)    (15,766)
                                                                                    --------    --------
Cash flows from investing activities:
 Purchases of property and equipment.............................................     (5,458)     (2,101)
 Increase in intangible assets and goodwill......................................     (8,303)     (3,029)
 Increase in short term investments..............................................          -      (5,000)
 Acquisition of businesses including net assets acquired, intangibles
  and goodwill...................................................................     (4,826)          -
 Decrease (increase) in investments in/advances to unconsolidated
  subsidiaries...................................................................     (4,081)        248
 Other investing activities, net.................................................        225          39
                                                                                    --------    --------
     Net cash used in investing activities.......................................    (22,443)     (9,843)
                                                                                    --------    --------
Cash flows from financing activities:
 Proceeds from senior revolving credit line......................................          -      16,000
 Proceeds from senior term loan..................................................    108,000           -
 Repayment of other loans........................................................       (900)        (20)
 Payment of dividends payable....................................................     (5,000)          -
 Repurchase of preferred stock...................................................    (72,418)          -
 Repayment of capital leases.....................................................       (520)       (765)
 Other financing activities, net.................................................      1,373      (3,558)
                                                                                    --------    --------
     Net cash provided by financing activities...................................     30,535      11,657
                                                                                    --------    --------
Net decrease in cash and cash equivalents........................................    (27,631)    (13,952)

Cash and cash equivalents, at beginning of period................................     47,181      49,328
                                                                                    --------    --------
Cash and cash equivalents, at end of period......................................   $ 19,550    $ 35,376
                                                                                    ========    ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)....................................................   $  4,243    $  2,098
  Federal and state income taxes.................................................      1,191         159

Non-cash investing and financing activities:
 Portion of business acquisitions financed by notes payable......................        789           -

  The accompanying notes are an integral part of these consolidated financial statements.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.  ORGANIZATION AND ACQUISITIONS

    ORGANIZATION. CB Commercial Real Estate Services Group, Inc. ("CB Commercial") was organized to acquire Coldwell Banker Commercial Group, Inc. and had no operations prior to the acquisition on April 1989 (the "Acquisition"). In 1991 Coldwell Banker Commercial Group, Inc. was renamed CB Commercial Real Estate Group, Inc. and in April 1998, CB Commercial Real Estate Group, Inc.
was renamed CB Richard Ellis, Inc. On November 25, 1996, CB Commercial completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Commercial's then outstanding senior secured indebtedness and senior subordinated indebtedness. CB Commercial is a holding company that conducts its operations primarily through CB Richard Ellis, Inc. and its subsidiaries (collectively the "Company").

    NATURE OF OPERATIONS. The Company provides a full range of services to commercial real estate tenants, owners, and investors including: (i) commercial property sales and leasing ("Brokerage Services"), (ii) outsourcing, transaction management, advisory services and facilities management (collectively, "Corporate Services"), (iii) property management ("Management Services"), and
(iv) investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing, investment management and advisory services, valuation and appraisal services and real estate market research (collectively, "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

    A significant portion of the Company's revenue is transactional in nature and seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year ending December 31, 1998 or for any future period.

    ACQUISITIONS. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of the Company's acquisitions prior to 1998.

    On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million, contingent notes of approximately $0.3 million bearing interest at 6.5% with principal payments starting in February 1999 and approximately $0.6 million in deferred cash compensation to certain key executives and producers payable in three annual installments beginning in February 1999. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation will be accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon certain key executives' and producers' continued employment with the Company.

    On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina, a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately $0.4 million bearing interest at 9.0% with quarterly principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

    On April 17, 1998 the Company acquired all of the outstanding stock of REI Limited ("REI"), which owns and operates the internationally known real estate services firm of Richard Ellis in all major commercial real estate locations in the world other than the United Kingdom. The purchase price for REI was approximately $103.0 million of which approximately $50.3 million was payable in shares of the Company's Common Stock and $52.7 million in cash and notes. In addition, the Company assumed approximately $15.9 million of total indebtedness. The purchase price will be

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES allocated largely to goodwill and intangibles, and the Company expects to be able to amortize a significant portion of the purchase price for tax purposes over 15 years. REI's principle operations are in the Netherlands, France, Spain, Brazil, Australia, Hong Kong (including Taiwan and the People's Republic of China) and Singapore.

   On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company.

   The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of March 31, 1998. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The financial statements of the companies acquired in the first quarter of 1998 were not material to the Company's consolidated financial statements. The pro forma results of operations of the Company for the three months ended March 31, 1997, assuming the Koll Real Estate Services acquisition had occurred on January 1, 1997, would have been as follows (amounts in thousands except per share data):

   Revenue..............................................  $163.527

   Net income...........................................       130

   Net loss applicable to common stockholders...........      (870)

   Loss per share
     Basic..............................................     (0.05)
     Diluted............................................     (0.05)

    The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations.


2.  GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill at March 31, 1998 consisted of $179.3 million related to the 1995, 1996, 1997 and 1998 acquisitions which is being amortized over an estimated useful life of 30 years and $20.1 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

    Other intangible assets at March 31, 1998 included approximately $2.5 million of deferred financing costs and $41.8 million of intangibles stemming from the 1995, 1996, 1997 and 1998 acquisitions.

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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

3. DEFERRED COMPENSATION PLAN

   In 1994 the Company implemented the Deferred Compensation Plan ("DCP").
Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the three months ending March 31, 1998, approximately $3.6 million and $2.1 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of March 31, 1998, were approximately $10.3 million in cash (including interest) and $6.7 million in stock for a total of $17.0 million, all of which was charged to expense in the period of deferral.


4. INCOME TAXES

   The provisions for income taxes for the three month periods ended March 31, 1998 and 1997 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. Reference is made to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


5. COMMITMENTS AND CONTINGENCIES

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. The Company recorded an initial accrual in connection with this matter of $250,000 in 1994 and increased the accrual to $800,000 in 1995 which represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at March 31, 1998 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of pending lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


6. STOCKHOLDERS' EQUITY

   On January 27, 1998, the Company purchased all 4.0 million of its existing convertible preferred shares which could have been converted into approximately
2.56 million common shares, based on the Company's prevailing stock price on that date. The preferred shares carried a dividend requirement of $.25 per share per quarter. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends and certain stock options. The shares were originally issued in conjunction with the Company's acquisition by management in 1989.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

   In February 1998, in conjunction with the North Coast Mortgage Company acquisition, 25,000 stock options were granted with an exercise price representing the fair market value of $32.50 per share. The options vest over five years, expiring in February 2008.

   In February 1998, under the 1997 Employee Stock Option Plan, a key employee was granted 15,000 stock options with an exercise price representing the fair market value at the date of grant of $36.19 per share. The options vest over five years, expiring in February 2008.

   In the first quarter of 1998, under the 1991 Service Providers Stock Option Plan, key employees were granted 42,500 and 100,000 stock options with exercise prices representing the fair market value at the date of grant of $36.19 and $38.50 per share, respectively. The options vest over five years, expiring in February and March 2008, respectively.

   In the first quarter of 1998, the Company received note proceeds of $389,720 related to promissory notes received from certain key employees, including senior management, under the 1996 Equity Incentive Plan. The Company also returned 29,911 shares to the reserve of the Equity Incentive Plan and cancelled the related promissory note of $299,110.


7. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported in the following table according to the provisions of SFAS No. 130 (amounts in thousands). This standard did not have a material impact on the Company's financial statements.

                                                                              Common                   Notes
                                                                               Stock     Additional  Receivable
                                 Comprehensive   Preferred      Common        Options      Paid-in    from Sale   Accumulated
                                    Income         Stock         Stock      Outstanding    Capital    of Stock      Deficit
                                 -------------   -----------------------------------------------------------------------------

Balance at December 31, 1997.                       $ 40        $188          $242       $333,739     $(5,956)    $(170,482)
Comprehensive income
 Net income..................       $1,965                                                                            1,965
 Foreign currency
  translation adjustments....          (33)
                                    ------

Comprehensive income.........       $1,932
                                    ======
Common stock options exercised.                                    2                        2,628
Earned compensation,
 deferred compensation plan..                                                               2,078
Collection on and cancellation
 of notes receivable from
 employee stock incentive plan.                                                              (299)        688
Repurchase of preferred stock
 and related options and other.                      (40)                      (58)       (68,803)
                                                     -----------------------------------------------------------------------
Balance at March 31, 1998......                        -        $190          $184       $269,343    $ (5,268)    $(168,517)
                                                     =======================================================================
                                   Foreign
                                   Currency
                                 Translations   Total
                                 ----------------------

Balance at December 31, 1997.                  $157,771
Comprehensive income
 Net income..................                     1,965
 Foreign currency
  translation adjustments....          (33)         (33)

Comprehensive income.........
Common stock options exercised.                   2,630
Earned compensation,
 deferred compensation plan....                   2,078
Collection on and cancellation
 of notes receivable from
 employee stock incentive plan.                     389
Repurchase of preferred stock
 and related options and other.                 (68,901)
                                 -----------------------
Balance at March 31, 1998....         $(33)     $95,899
                                 =======================

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

8. PER SHARE INFORMATION

   Basic earnings (loss) per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each year. The computation of diluted earnings per share further assumes the dilutive effect of stock options and, during periods when preferred stock was convertible and dilutive, the conversion of the preferred stock. When the Company is in a net loss position for a particular reporting period, the stock options outstanding are excluded as they are anti-dilutive.

   The following is a calculation of earnings per share for the quarters ended March 31 (in thousands, except share and per share data):

                                                            1998                                   1997
                                            -------------------------------------   ----------------------------------
                                             Income                   Per-Share                             Per-Share
                                             (Loss)       Shares        Amount      Income      Shares       Amount
                                            ---------   ----------   ------------   -------   ----------   -----------
BASIC EARNINGS (LOSS) PER SHARE
 Net income..............................   $  1,965    18,892,735                  $ 2,273   13,306,135
 Deemed dividend on preferred stock
  repurchase.............................    (32,273)
 Preferred stock dividend................          -                                 (1,000)
                                            --------                                 ------
 Income (loss) applicable to common
  stockholders...........................   $(30,308)                     $(1.60)    $1,273                  $0.10
                                            ========                      ======     ======                  =====

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) applicable to common
  stockholders...........................   $(30,308)   18,892,735                   $1,273   13,306,135
 Diluted effect of exercise of options
  outstanding............................                        -                               603,401
                                            --------     ---------                   ------   ----------
 Income (loss) applicable to common
  stockholders...........................   $(30,308)   18,892,735        $(1.60)    $1,273   13,909,536     $0.09
                                            ========    ==========        ======     ======   ==========     =====

    The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the quarters ended March 31:


                                                     1998           1997
                                                ---------------   ---------
Stock options
 Outstanding.................................         2,624,198           -
 Price ranges................................      $0.38-$38.50           -
 Expiration ranges...........................    10/1/01-3/8/08           -

Stock warrants
 Outstanding.................................           599,967           -
 Price.......................................            $30.00           -
 Expiration..................................           8/28/04           -

Convertible preferred shares
 Number of common shares at the applicable
    conversion ratio.........................                 -   2,880,000


9. RECLASSIFICATION

   Certain reclassifications, which do not have any effect on net income, have been made to the December 31, 1997 balance sheet to conform to the March 1998 presentation.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

10.  SUBSEQUENT EVENTS

     The Company has received a commitment letter from Bank of America NT&SA dated April 2, 1998 to increase the amount available under the revolving credit facility from $300.0 million to $400.0 million, subject to completion of the Company's proposed offering of $200.0 million aggregate principal amount of senior subordinated notes due 2008. The amended revolving credit facility will be subject to mandatory commitment reductions of $40.0 million on December 31, 1999 and $80.0 million on December 31, 2000 and 2001. In the event that on any date the Company's loan obligations exceed the commitments in effect on such date after giving effect to the mandatory reductions, the Company must, on such date, make mandatory repayment of the loans in a principal amount equal to such excess. Payment in full of all outstanding amounts under the credit facility will be no later than June 30, 2003. The amended revolving credit facility will bear interest at a rate based on the Company's election of either a LIBOR based rate or the higher of the Bank of America's reference rate and the Federal Funds rate plus 0.5%. The LIBOR based rate is equal to (a) LIBOR (7-day, one, two, three or six-month rate, at the Company's option), divided by 1.00 minus the Eurodollar Reserve Percentage plus (b) a percentage based on the Company's leverage ratio.

     On April 17, 1998 the Company acquired all of the outstanding stock of REI Limited ("REI"), which owns and operates the internationally known real estate services firm of Richard Ellis in all major commercial real estate locations in the world other than the United Kingdom. The purchase price for REI was approximately $103.0 million of which approximately $50.3 million was payable in shares of the Company's Common Stock and $52.7 million in cash and notes. In addition, the Company assumed approximately $15.9 million of total indebtedness. The purchase price will be allocated largely to goodwill and intangibles, and the Company expects to be able to amortize a significant portion of the purchase price for tax purposes over 15 years. REI's principle operations are in the Netherlands, France, Spain, Brazil, Australia, Hong Kong (including Taiwan and the People's Republic of China) and Singapore.

     On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company.

     The Company has filed a registration statement with respect to, and commenced marketing, a $200 million eight-year senior subordinated debt offering, callable after four years. Interest and certain other terms have not yet been determined.

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

   CB Commercial Real Estate Services Group, Inc. through its direct and indirect subsidiaries (collectively the "Company") is the largest vertically-integrated commercial real estate services firm in the United States and a global leader in real estate services. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional real estate broker to being a highly diversified real estate services firm. Its outsourcing, transaction management, advisory services and facilities management business (referred to as "Corporate Services"), property management business ("Management Services") and its mortgage loan origination and servicing, appraisal, investment property, realty advisory and capital markets businesses (collectively referred to as "Financial Services") are either the largest or one of the largest such businesses in the United States and in the aggregate accounted for more than $306.7 million in 1997 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $423.5 million in 1997 revenue and is the largest or one of the largest such businesses in the country.

   As part of its proactive adjustment to structural and economic changes in the economy the Company has, since the beginning of 1995, completed an $87.0 million public offering of common stock, four strategic acquisitions and three tactical acquisitions. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

   Revenue from Brokerage Services and the investment properties component of Financial Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Between 55.0% and 60.0% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services are directly correlated to revenue while approximately 35.0% of the costs and expenses of Corporate Services, Management Services and Financial Services, excluding investment properties, are directly correlated to revenue.

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

        CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS -

   The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                                       Quarter Ended March 31,
                                             -----------------------------------------
                                                    1998                     1997
                                             -------------------       ----------------
                                                        (Dollars in thousands)
Revenue...................................   $175,144   100.0%         $134,064   100.0%
Costs and expenses:
 Commissions, fees and other incentives...     83,714    47.8            67,607    50.4
 Operating, administrative and other......     78,958    45.1            56,390    42.1
 Depreciation and amortization............      5,322     3.0             3.121     2.3
                                             --------   -----          --------   -----

Operating income..........................      7,150     4.1             6,946     5.2
Interest income...........................        727     0.4               632     0.5
Interest expense..........................      4,321     2.5             3,745     2.8
                                             --------   -----         ---------   -----

Income before provision for income tax....      3,556     2.0             3,833     2.9

Provision for income tax..................      1,591     0.9             1,560     1.2
                                             --------   -----         ---------   -----

Net income................................   $  1,965     1.1%        $   2,273     1.7%
                                             ========   =====         =========   =====

EBITDA....................................   $ 12,472     7.1%        $  10,067     7.5%
                                             ========   =====         =========   =====

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

   The Company reported CONSOLIDATED NET INCOME of $2.0 million for the quarter ended March 31, 1998, on revenues of $175.1 million. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $(30.3) million, or $1.60 diluted loss per share for the quarter ended March 31, 1998. Excluding the deemed dividend, weighted average shares outstanding for diluted earnings per share would have been 19,814,487 and diluted earnings would have been $0.10 per share.

   REVENUES on a consolidated basis were $175.1 million, an increase of $41.1 million or 30.6% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the country and the full contribution from Koll Real Estate Services ("Koll"). This improvement reflected both the Company's position and increasing confidence in the national economy and, in particular, real estate assets and improving real estate market liquidity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $83.7 million, an increase of $16.1 million or 23.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 47.8% for the quarter ended March 31, 1998, compared to 50.4% for the quarter ended March 31, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Koll which had a higher percentage of base management fee revenue which has no related commission expense.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $79.0 million, an increase of $22.6 million or 40.0% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase is primarily due to increased operating activity and the integration of Koll operations which have higher fixed operating expenses as compared to the Company's historical operating expenses.

   CONSOLIDATED INTEREST INCOME was $0.7 million, an increase of $0.1 million or 15.0% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, which directly relates to increased invested cash balances. CONSOLIDATED INTEREST EXPENSE was $4.3 million, an increase of $0.6 million or 15.4% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. The increase resulted from increased revolving credit facility borrowing which was used to repurchase the Company's preferred stock, business acquisitions and pay downs on other indebtedness.

   PROVISION FOR INCOME TAX on a consolidated basis was $1.6 million for the quarters ended March 31, 1998 and 1997. See Note 4 to the Company's consolidated financial statements for discussion of the Company's deferred taxes and related valuation allowances. In early 1998 the Company repurchased its outstanding preferred stock and triggered a limitation on the annual amount of NOL it can use to offset future taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $12.5 million for the quarter ended March 31, 1998, as compared to $10.1 million for the quarter ended March 31, 1997. EBITDA effectively removes the impact of certain non-cash and non-recurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger related and other non-recurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

SEGMENT OPERATIONS

   The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Management Services and Financial Services. Brokerage Services consists of commercial property sales and leasing. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Management Services consists of property management. Financial Services consists of mortgage loan origination and servicing, appraisal, investment property, realty advisory and capital markets businesses. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the quarters ended March 31, 1998 and 1997.

                                                           Quarter Ended March 31,
                                               --------------------------------------------
                                                     1998                         1997
                                               ----------------              --------------
                                                           (Dollars in thousands)

BROKERAGE SERVICES
 Revenue....................................   $92,969    100.0%            $82,339   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...    51,933     55.9              45,713    55.5
   Operating, administrative and other......    34,061     36.6              30,188    36.7
   Depreciation and amortization............     1,502      1.6               1,493     1.8
                                               -------    -----             -------   -----
 Operating income...........................   $ 5,473      5.9%            $ 4,945     6.0%
                                               =======    =====             =======   =====
 EBITDA.....................................   $ 6,975      7.5%            $ 6,438     7.8%
                                               =======    =====             =======   =====

CORPORATE SERVICES
 Revenue....................................   $12,480    100.0%            $ 5,890   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     4,925     39.5               3,275    55.6
   Operating, administrative and other......     8,267     66.2               2,517    42.7
   Depreciation and amortization............       506      4.1                  67     1.2
                                               -------    -----             -------   -----
 Operating income (loss)....................   $(1,218)   (9.8)%            $    31     0.5%
                                               =======    =====             =======   =====
 EBITDA.....................................   $  (712)   (5.7)%            $    98     1.7%
                                               =======    =====             =======   =====

MANAGEMENT SERVICES
 Revenue....................................   $22,461    100.0%            $10,862   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     6,402     28.5               4,612    42.5
   Operating, administrative and other......    14,070     62.6               5,480    50.4
   Depreciation and amortization............     1,201      5.4                 153     1.4
                                               -------    -----             -------   -----
 Operating income...........................   $   788      3.5%            $   617     5.7%
                                               =======    =====             =======   =====
 EBITDA.....................................   $ 1,989      8.9%            $   770     7.1%
                                               =======    =====             =======   =====

FINANCIAL SERVICES
 Revenue....................................   $47,234    100.0%            $34,973   100.0%
 Costs and expenses:
   Commissions, fees and other incentives...    20,454     43.3              14,007    40.1
   Operating, administrative and other......    22,560     47.8              18,205    52.0
   Depreciation and amortization............     2,113      4.4               1,408     4.0
                                               -------    -----             -------   -----
 Operating income...........................   $ 2,107      4.5%            $ 1,353     3.9%
                                               =======    =====             =======   =====
 EBITDA.....................................   $ 4,220      8.9%            $ 2,761     7.9%
                                               =======    =====             =======   =====
TOTAL OPERATING INCOME                         $ 7,150                      $ 6,946
                                               =======                      =======
TOTAL EBITDA                                   $12,472                      $10,067
                                               =======                      =======

   Segment operating income (loss) excludes interest income, interest expense and provision for income taxes.

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE QUARTER ENDED MARCH 31, 1997

BROKERAGE SERVICES

   Revenue increased by $10.6 million or 12.9% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, due to the continued improvement of the real estate market. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997. Commissions, fees and other incentives increased by $6.2 million or 13.6% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. Operating, administrative, and other increased by $3.9 million or 12.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase in the amount is primarily a result of additional personnel requirements and business promotional and office operations expenses, which contributed to the increase in revenue, and incentive compensation based on increased operating results. Depreciation and amortization was $1.5 million for the quarters ended March 31, 1998 and 1997.

CORPORATE SERVICES

   Revenue increased by $6.6 million or 111.9% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, primarily due to the acquisition of Koll and an increase in the total number and size of corporate services sales and lease transactions closed for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Commissions, fees and other incentives increased by $1.7 million or 50.4% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997, but decreased as a percentage of revenue from 55.6% to 39.5% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $5.8 million or 228.4% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, primarily related to the acquisition of Koll, business promotion expenses and the investment made in infrastructure to support anticipated new business. Depreciation and amortization increased by $0.4 million or 655.2% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, primarily related to the acquisition of Koll.

MANAGEMENT SERVICES

   Revenue increased by $11.6 million or 106.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Commissions, fees and other incentives increased by $1.8 million or 38.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Operating, administrative, and other increased $8.6 million or 156.8% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. Depreciation and amortization increased by $1.0 million or 685.0% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. Each of these increases in Management Services was primarily related to the full contribution of Koll.


FINANCIAL SERVICES

   Revenue increased by $12.3 million or 35.1% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997 and an increase in valuation and appraisal services revenue related to heightened real estate market liquidity. Commissions, fees and other incentives increased by $6.4 million or 46.0% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services. Operating, administrative, and other increased by $4.4 million or 23.9% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997, primarily as a result of business promotional expenses and additional personnel requirements, which contributed to the increase in revenue, and the acquisition of Koll. Depreciation and amortization increased by $0.7 million or 50.1% for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, primarily related to the acquisition of Koll.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund the preferred stock repurchase and other working capital requirements, the Company borrowed $108.0 million on the revolving credit facility during the first quarter of 1998. The Company's EBITDA was $12.5 million and $10.1 million for the quarter ended March 31, 1998 and 1997, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed in Results of Operations.

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

   Net cash used in operating activities was $35.7 million for the quarter ended March 31, 1998, compared to $15.8 million for the quarter ended March 31, 1997. The increase is primarily due to higher incentive payments resulting from improved operating performances in 1997 and changes in components of operating assets and liabilities.

   Net cash used in investing activities was $22.4 million for the quarter ended March 31, 1998, compared to $9.8 million for the quarter ended March 31, 1997. The increase primarily resulted from additional supplemental purchase price payments to the Westmark sellers, an increase in purchases of property and equipment, an investment in Whittier Partners, and the acquisitions of Cauble & Company and North Coast Mortgage Company.

   Net cash provided by financing activities was $30.5 million for the quarter ended March 31, 1998, compared to $11.7 million for the quarter ended March 31, 1997. The increase primarily resulted from an increase in borrowings from the revolving credit facility offset in part by the payment for the repurchase of the Company's preferred stock.

   The Company has a credit agreement with Bank of America NT&SA, as agent for a group of banks, which provides a $300.0 million five-year revolving credit facility ("Revolving Credit Facility") which is included in senior term loans in the accompanying balance sheet. This balance consists of various borrowings pursuant to the Revolving Credit Facility. The Company has received a commitment letter from Bank of America NT&SA dated April 2, 1998 to increase the amount available under the Revolving Credit Facility from $300.0 million to $400.0 million, subject to completion of a $200.0 million subordinated debt offering. The amended revolving credit facility will be subject to mandatory commitment reductions of $40.0 million on December 31, 1999 and $80.0 million on December 31, 2000 and 2001. In the event that on any date the Company's loan obligations exceed the commitments in effect on such date after giving effect to the mandatory reductions, the Company must, on such date, make mandatory repayment of the loans in a principal amount equal to such excess. Payment in full of all outstanding amounts under the credit facility will be no later than June 30, 2003. The amended revolving credit facility will bear interest at a rate based on the Company's election of either a LIBOR based rate or the higher of the Bank of America's reference rate and the Federal Funds rate plus 0.5%. The LIBOR based rate is equal to (a) LIBOR (7-day, one, two, three or six-month rate, at the Company's option), divided by 1.00 minus the Eurodollar Reserve Percentage plus (b) a percentage based on the Company's leverage ratio. At March 31, 1998, the effective interest rate was 7.52%.

   As of March 31, 1998, the Company had $228.0 million outstanding under the Revolving Credit Facility and $30.5 million outstanding of other long-term indebtedness, consisting primarily of acquisition debt. In April 1998, the Company borrowed approximately $50.0 million to fund the acquisition of REI.

   The Company has filed a registration statement with respect to, and commenced marketing, a $200 million eight-year senior subordinated debt offering, callable after four years. Interest and certain other terms have not yet been determined.

   Effective October 1996, a dividend on the Company's preferred stock was reinstated and a conversion feature was added. The $0.25 per share quarterly dividend on the Company's preferred stock accrued from October 1, 1996 through December 31, 1997, and resulted in a cost of $1.0 million per quarter. In January 1998 the Company purchased all 4.0 million shares of its preferred stock. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends and certain stock options. This transaction reduced income available to common stockholders in the first quarter of 1998 by $32.3 million, which represents the excess of the redemption price over book value and is considered, in accordance with GAAP, a dividend to preferred stockholders for the purpose of calculating earnings per share.

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

   The Company expects to have capital expenditures of approximately $12.0 million in 1998, exclusive of business acquisitions. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the revolving credit facility or any replacement credit facilities. Material future acquisitions that require cash will require new sources of capital such as an expansion of the existing credit line and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.


RECENT ACQUISITIONS

   On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company.

   On April 17, 1998 the Company acquired all of the outstanding stock of REI Limited ("REI"), which owns and operates the internationally known real estate services firm of Richard Ellis in all major commercial real estate locations in the world other than the United Kingdom. The purchase price for REI was approximately $103.0 million of which approximately $50.3 million was payable in shares of the Company's Common Stock and $52.7 million in cash and notes. In addition, the Company assumed approximately $15.9 million of total indebtedness. The purchase price will be allocated largely to goodwill and intangibles, and the Company expects to be able to amortize a significant portion of the purchase price for tax purposes over 15 years. REI's principle operations are in the Netherlands, France, Spain, Brazil, Australia, Hong Kong (including Taiwan and the People's Republic of China) and Singapore. The Company also anticipates a one-time charge of up to $5.0 million associated with the acquisition and integration of REI.

   On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina, a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately $0.4 million bearing interest at 9.0% with principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

   On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million, contingent notes of approximately $0.3 million bearing interest at 6.5% with principal payments starting in February 1999, and approximately $0.6 million in deferred cash compensation to certain key executives and producers payable in three annual installments beginning in February 1999. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation will be accounted for as compensation over the term of the agreements as the payment of the compensation are contingent upon certain key executives' and producers' continued employment with the Company.


RECENT LITIGATION

   The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. The Company hired new counsel and in January 1997 filed motions for a new trial, reversal of the verdict and reduction of damages. On March 27, 1997 the trial court denied the Company's motions and awarded the plaintiff $638,000 in attorneys' fees and costs. The Company has been advised by appellate counsel that it has a meritorious basis to pursue an appeal of the verdict, which the Company has done. The Company recorded an initial accrual in connection with this matter of $250,000 in 1994 and increased the accrual to $800,000 in 1995, which represented the Company's estimate of its loss exposure for this matter based on its assessment and analysis as of those dates. In 1996, further adjustments were made to the reserve to reflect the Company's estimate of ultimate loss, if any. The Company believes its reserves for this case at March 31, 1998 are adequate. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability to the Company that may result from disposition of pending lawsuits will not have a material effect on the consolidated financial position or results of operations of the Company.


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


NEW ACCOUNTING PRONOUNCEMENTS

   The Company plans to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which is effective for financial statements for fiscal years beginning after December 15, 1998, requires cost of start-up activities and organization costs to be expensed as incurred. Management has not yet determined the impact of this statement on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk consists of fluctuations on interest rates on debt obligations, changes in the value of certain investments and foreign currency fluctuations related to certain foreign investments. Following the REI acquisition, the Company will have significant currency exposure related to its operations in approximately 30 countries. The Company currently manages its interest rate risk by maintaining a large portion of its debt in floating rate instruments. The market risk related to the Company's domestic investments, which primarily consist of investments in investment fund limited partnerships where the Company acts as the investment manager, is minimized under the arrangements whereby the Company's capital funding obligations for its investments are tied to the future operations of the funds. Although the Company had certain foreign investments at March 31, 1998, these investments and the related foreign currency risk, are not material to the Company's consolidated financial statements. As a result of its current overall market risk exposure based on the current operations, as discussed above, the Company does not engage in activities using derivative instruments that would be considered material.

   The majority of the Company's interest rates on debt obligations are variable. Interest rates range between zero and 12.0% at March 31, 1998 which reflect fixed margins of 1.0% to 3.5% over LIBOR, short-term commercial paper borrowing rate and other indices as applicable.

   See Management's Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report of Form 10-K for the year ended December 31, 1997 for a discussion of annual aggregated maturities of long-term debt. Estimated fair values for these liabilities are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the Company's debt is based on variable rates. Due to such immateriality, the Company does not consider it practicable to incur the excessive costs to engage an investment banker to perform a fair value analysis of these liabilities.


SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

   Portions of the Quarterly Report, including Management's Discussion and Analysis, are forward-looking and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggesting the forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; property values; rental rates; any general economic recession domestically or internationally; and not successfully completing any capital expenditure or acquisition.


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

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        27 Financial Data Schedule (for the Securities and Exchange Commission only)

    (b) REPORTS ON FORM 8-K

        (i) Form 8-K dated January 28, 1998 concerning the Company's press release announcing the Company's purchase of all its outstanding shares of convertible preferred stock.

        (ii) Form 8-K dated February 10, 1998 concerning the Company's press release announcing the results of operations for the quarter and year ended December 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CB COMMERCIAL REAL ESTATE SERVICES GROUP, INC.


       Date:  May 15, 1998                  /s/ Debra L. Morris
                                     ---------------------------------
                                                Debra L. Morris
                                              Senior Vice President,
                                             Chief Accounting Officer

                                 EXHIBIT INDEX



       Exhibit
       Number                   Description of Exhibit
       ------             -----------------------------------

         27               Financial Data Schedule
                            (filed only with the SEC)