Form 10-Q
period 1998-06-30
CB RICHARD ELLIS SERVICES INC
filed 1998-08-14
CIK 852203

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

    X     Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
  -----   Exchange Act of 1934

          For the quarterly period ended June 30, 1998

  _____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

          For the Transition Period from______________ to ___________________

          Commission File Number 001 - 12231


                        CB RICHARD ELLIS SERVICES, INC.
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---.


Number of shares of common stock outstanding at July 31, 1998 was 20,680,257.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 JUNE 30, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 (Unaudited)
         and December 31, 1997..............................................   3

         Unaudited Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 and for the six months
         ended June 30, 1998 and 1997.......................................   4

         Unaudited Consolidated Condensed Statements of Cash Flows for
         the six months ended June 30, 1998 and 1997........................   5

         Notes to Consolidated Condensed Financial Statements...............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........  24


PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds..........................  25

Item 4.  Submission of Matters and Vote of Security Holders.................  25

Item 5.  Other Information..................................................  26

Item 6.  Exhibits and Reports on Form 8-K...................................  26

Signatures..................................................................  28

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                                                June 30,     December 31,
                                                                                 1998           1997
                                                                              -----------   -------------
                                                                              (Unaudited)
                                  ASSETS
Current Assets:
 Cash and cash equivalents.................................................    $  41,583       $  47,181
 Notes receivable..........................................................       39,050             300
 Receivables, less allowance of $10,132 and $8,427 for doubtful accounts
  at June 30, 1998 and December 31, 1997, respectively.....................       99,033          77,358
 Deferred taxes............................................................        2,890           2,890
 Prepaid expenses..........................................................        6,753           9,142
 Other assets..............................................................       13,271          10,828
                                                                               ---------       ---------
  Total current assets.....................................................      202,580         147,699
Property and equipment, net................................................       54,034          50,309
Goodwill, net of accumulated amortization of $17,883 and $13,561 at
 June 30, 1998 and December 31, 1997, respectively.........................      321,753         196,358
Other intangible assets, net of accumulated amortization of $263,798 and
 $261,519 at June 30, 1998 and December 31, 1997, respectively.............       58,301          43,026
Inventoried property.......................................................        7,355           7,355
Deferred taxes.............................................................       33,680          34,967
Other assets, net..........................................................       26,431          22,795
                                                                               ---------       ---------
  Total assets.............................................................    $ 704,134       $ 502,509
                                                                               =========       =========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Notes payable.............................................................    $  38,794       $       -
 Compensation and employee benefits........................................       41,388          55,712
 Accounts payable and accrued expenses.....................................       77,772          59,441
 Reserve for bonus and profit sharing......................................       16,148          33,538
 Current maturities of long-term debt......................................        7,836           4,679
 Current portion of capital lease obligations..............................        1,215           1,655
                                                                               ---------       ---------
  Total current liabilities................................................      183,153         155,025
                                                                               ---------       ---------
Long-term debt, less current maturities:
 Senior term loans.........................................................      131,502         136,551
 Senior subordinated notes, less unamortized discount of $2,196 at
  June 30, 1998............................................................      172,804               -
 Other long-term debt......................................................       14,868           9,722
                                                                               ---------       ---------
  Total long-term debt.....................................................      319,174         146,273
                                                                               ---------       ---------
 Other long-term liabilities...............................................       43,333          35,768
                                                                               ---------       ---------
  Total liabilities........................................................      545,660         337,066
                                                                               ---------       ---------
Minority interest..........................................................        5,340           7,672

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $0.01 par value, 4,000,000 shares outstanding as of
  December 31, 1997........................................................            -              40
 Common stock, $0.01 par value, 20,483,879 and 18,768,200 shares
  outstanding as of June 30, 1998 and December 31, 1997, respectively......          205             188
 Additional paid-in capital................................................      329,640         333,981
 Notes receivable from sale of stock.......................................       (5,832)         (5,956)
 Currency translation adjustment...........................................       (1,182)           (158)
 Accumulated deficit.......................................................     (169,697)       (170,324)
                                                                               ---------       ---------
  Total stockholders' equity...............................................      153,134         157,771
                                                                               ---------       ---------
  Total liabilities and stockholders' equity...............................    $ 704,134       $ 502,509
                                                                               =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                        June 30,
                                                           ------------------------------  -----------------------------
                                                                1998            1997           1998            1997
                                                           -------------   --------------  -------------   -------------

Revenue..................................................    $   255,267      $   157,958    $   430,411     $   292,022

Costs and Expenses:
   Commissions, fees and other incentives................        113,368           82,521        197,082         150,128
   Operating, administrative and other...................        111,063           60,206        190,021         116,596
   Merger-related and other nonrecurring charges.........         16,585                -         16,585               -
   Depreciation and amortization.........................          7,427            3,053         12,749           6,174
                                                             -----------      -----------    -----------     -----------
Operating income.........................................          6,824           12,178         13,974          19,124
Interest income..........................................            538              587          1,265           1,219
Interest expense.........................................          7,410            4,104         11,731           7,849
                                                             -----------      -----------    -----------     -----------

Income (loss) before provision for income tax............            (48)           8,661          3,508          12,494

Provision for income tax.................................          1,132            3,795          2,723           5,355
                                                             -----------      -----------    -----------     -----------

Net income (loss)........................................    $    (1,180)     $     4,866    $       785     $     7,139
                                                             ===========      ===========    ===========     ===========

Preferred stock dividend.................................    $         -      $     1,000    $         -     $     2,000

Deemed dividend on preferred stock.......................    $         -      $         -    $    32,273     $         -
                                                             -----------      -----------    -----------     -----------

Net income (loss) applicable to common stockholders......    $    (1,180)     $     3,866    $   (31,488)    $     5,139
                                                             ===========      ===========    ===========     ===========

Basic earnings (loss) per share..........................    $     (0.06)     $      0.29    $     (1.61)    $      0.38
                                                             ===========      ===========    ===========     ===========

Weighted average shares outstanding for basic earnings
 per share...............................................     20,146,007       13,410,120     19,519,371      13,354,101
                                                             ===========      ===========    ===========     ===========

Diluted earnings (loss) per share........................    $     (0.06)     $      0.28    $     (1.61)    $      0.37
                                                             ===========      ===========    ===========     ===========

Weighted average shares outstanding for diluted
 earnings per share......................................     20,146,007       14,010,146     19,519,371      13,952,451
                                                             ===========      ===========    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                            ----------------------
                                                                               1998        1997
                                                                            ----------   ---------
Cash flows from operating activities:
 Net income..............................................................   $     785    $  7,139
 Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization..........................................      12,749       6,174
  Deferred compensation..................................................       8,075       2,828
  Deferred taxes.........................................................         696       4,776
 (Increase) decrease in receivables......................................      (1,504)      8,964
 Decrease in compensation and employee benefits payable..................     (32,545)    (23,653)
 Increase (decrease) in accounts payable and accrued expenses............       5,231      (1,290)
 Net change in other operating assets and liabilities....................       5,801      (1,486)
                                                                            ---------    --------
     Net cash (used in) provided by operating activities.................        (712)      3,452
                                                                            ---------    --------
Cash flows from investing activities:
 Purchases of property and equipment.....................................     (11,252)     (2,950)
 Increase in intangible assets and goodwill..............................     (13,707)     (3,054)
 Increase in short term investments......................................           -      (5,000)
 Acquisition of businesses including net assets acquired, intangibles
  and goodwill...........................................................     (55,521)          -
 Decrease (increase) in investments in/advances to unconsolidated
  subsidiaries...........................................................      (2,651)        314
 Other investing activities, net.........................................         690          44
                                                                            ---------    --------
     Net cash used in investing activities...............................     (82,441)    (10,646)
                                                                            ---------    --------
Cash flows from financing activities:
 Proceeds from senior revolving credit line..............................           -      16,000
 Proceeds from senior term loan..........................................     158,000           -
 Repayment of senior term loans..........................................    (163,000)     (5,250)
 Proceeds from senior subordinated notes.................................     172,804           -
 Repayment of senior subordinated term loans.............................           -      (1,000)
 Repayment of other loans................................................      (7,681)     (1,072)
 Payment of dividends payable............................................      (5,000)          -
 Repurchase of preferred stock...........................................     (72,418)          -
 Repayment of capital leases.............................................        (973)     (1,460)
 Other financing activities, net.........................................      (4,110)        927
                                                                            ---------    --------
     Net cash provided by financing activities...........................      77,622       8,145
                                                                            ---------    --------
Net increase (decrease) in cash and cash equivalents.....................      (5,531)        951
Cash and cash equivalents, at beginning of period........................      47,181      49,328
Effect of exchange rate changes on cash..................................         (67)          -
                                                                            ---------    --------
Cash and cash equivalents, at end of period..............................   $  41,583    $ 50,279
                                                                            =========    ========
Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
  Interest (none capitalized)............................................   $   9,198    $  6,468
  Income taxes (refunds).................................................      (2,420)        953
Non-cash investing and financing activities:
 Equipment acquired under capital leases.................................           -         411

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  ORGANIZATION AND ACQUISITIONS

   ORGANIZATION. CB Richard Ellis Services, Inc. ("CB Richard Ellis") or (the "Company") is a holding company that conducts its operations primarily through its subsidiaries CB Richard Ellis, Inc., REI Limited ("REI") (the United Kingdom holding company, now known as CB Commercial Limited, for the various Richard Ellis companies operating outside the United Kingdom and the United States), L.J. Melody & Company ("L.J. Melody"), Westmark Realty Advisors L.L.C., recently renamed CB Richard Ellis Investors, L.L.C. and CB Hillier Parker Limited. On November 25, 1996, CB Richard Ellis completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Richard Ellis' then outstanding senior secured indebtedness and senior subordinated indebtedness.

   NATURE OF OPERATIONS. The Company is the largest vertically-integrated commercial real estate services company in the United States with approximately 130 principal offices in the United States and approximately 200 offices worldwide, following the acquisition of REI. The Company provides a full range of real estate services to commercial real estate tenants, owners and investors, including: (i) brokerage services whereby the Company facilitates the sale and lease of properties ("Brokerage Services"); (ii) transaction management, advisory services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management services ("Management Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

   A substantial component of the Company's revenues is transactional in nature and as a result is subject to seasonality. Historically, the Company's revenues and particularly net income in the first two calendar quarters have been generally lower than in the third and fourth calendar quarters due to seasonal fluctuations, which is consistent with the industry generally. In the first quarter of any calendar year, the Company has historically sustained a loss or marginal income. The Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a consequence of the seasonality of revenues and the relatively constant level of quarterly expenses, a substantial majority of the Company's operating income and net income has historically been realized in the third and fourth calendar quarters.

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

   On April 17, 1998 the Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the United Kingdom). The acquisition was accounted for as a purchase. On a preliminary basis, the purchase price has

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES largely been allocated to goodwill, which will be amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $103.0 million of which approximately $52.7 million was paid in cash and notes and approximately $50.3 million was paid in shares of the Company's Common Stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $8.6 million associated with the acquisition and integration of REI including costs associated with the Company's name change which impacted the Company's results of operations for the quarter ended June 30, 1998. For the year ended December 31, 1997, REI had revenues of approximately $118.0 million.

   On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes is contingent upon certain key executives' and producers' continued employment with the Company. The purchase price has largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

   On May 31, 1998 the Company acquired Mathews Click and Associates, a property sales, leasing, and management firm, for approximately $10.0 million in cash and a potential supplemental payment of $1.9 million payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The purchase price and supplemental payment, which is contingent upon operating results, will be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

   The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of June 30, 1998. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The pro forma results of operations of the Company for the three months ended June 30, 1997 and 1998, and the six months ended June 30, 1997 and 1998, assuming the Koll Real Estate Services and REI acquisitions, which constitute only the Company's material acquisitions, had occurred on January 1, 1997, would have been as follows (amounts in thousands except per share data):

                                             Three Months Ended      Six Months Ended
                                                   June 30,               June 30,
                                            --------------------   ---------------------
                                              1998        1997       1998        1997
                                            ---------   --------   ---------   ---------
Revenue..................................   $255,267    $224,788   $446,725    $410,725

Net income (loss)........................     (1,180)      2,463     (8,186)        167

Net income (loss) applicable to common
 stockholders............................     (1,180)      1,463    (40,459)     (1,833)

Income (loss) per share

   Basic.................................      (0.06)       0.07      (1.99)      (0.09)

   Diluted...............................      (0.06)       0.07      (1.99)      (0.09)

   The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations.

2.  IMPAIRMENT OF LONG-LIVED ASSETS

   The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), in March 1995. In accordance with SFAS No. 121, long-lived assets and certain intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES asset may not be recoverable. Effective June 30, 1998, the Company wrote down the carrying value of the Company's headquarters' building to its estimated fair market value. The write-down of $8.0 million was triggered by the Company's decision to sell its building and relocate its headquarters.


3.  GOODWILL AND OTHER INTANGIBLE ASSETS

   Goodwill at June 30, 1998 consisted of $301.8 million related to the 1995 through 1998 acquisitions which is being amortized over an estimated useful life of 30 years and $20.0 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at June 30, 1998 included approximately $8.6 million of deferred financing costs and $49.7 million of intangibles stemming from the 1995 through 1998 acquisitions.

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


4.  DEFERRED COMPENSATION PLAN

   In 1994 the Company implemented the Deferred Compensation Plan ("DCP").
Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the six months ended June 30, 1998, approximately $5.8 million and $2.5 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of June 30, 1998, were approximately $12.5 million in cash (including interest) and $7.1 million in stock for a total of $19.6 million, all of which was charged to expense in the period of deferral.


5.  DEBT

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $115.0 million as of June 30, 1998 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.625% and LIBOR plus 1.625%. The weighted average rate on the amounts outstanding at June 30, 1998 was 7.35%. See also Note 12.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes ("Subordinated Notes") due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering.

   Notes payable and notes receivable consist of warehousing loans utilized by the Company's L.J. Melody subsidiary in conjunction with its mortgage origination business. Debt proceeds are used to fund mortgages which Freddie Mac has pre-approved and committed to purchase within 30 days.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

6.  INCOME TAXES

   The provisions for income taxes for the six month periods ended June 30, 1998 and 1997 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. U.S. tax has not been provided on earnings of foreign subsidiaries in accordance with APB 23 because such earnings are considered permanently invested. Reference is made to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


7.  COMMITMENTS AND CONTINGENCIES

   In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages and an appellate ruling is expected in late 1998 or early 1999. The Company has established reserves for this case, and management believes the reserves are adequate as of June 30, 1998. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


8.  STOCKHOLDERS' EQUITY

   On January 27, 1998 the Company purchased all 4.0 million of its existing convertible preferred shares which could have been converted into approximately
2.56 million common shares, based on the Company's prevailing stock price on that date. The preferred shares carried a dividend requirement of $.25 per share per quarter. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends and certain stock options. The shares were originally issued in conjunction with the Company's acquisition by management in 1989.

   During 1998, the Company granted stock options in connection with its various stock option plans with exercise prices ranging from $14.95 to $38.50 per share. The vesting periods for these options range from approximately three to five years, expiring in 2008.

   In June 1998, under the 1996 Equity Incentive Plan, a key employee purchased 25,000 shares of common stock at fair market value by delivery of a full recourse promissory note.

   In June 1998, the Company issued 75,064 shares of its common stock with a fair value at date of issuance of approximately $2,890,000 pursuant to the Company's Capital Accumulation Plan for the year ended December 31, 1997.



9.  COMPREHENSIVE INCOME

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported to the provisions of SFAS No. 130. For the six months ended June 30, 1998, total comprehensive loss was $0.4 million which includes a $1.2 million foreign currency translation loss.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

10.  PER SHARE INFORMATION

   Basic earnings (loss) per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each year. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options and, during periods when preferred stock was outstanding and was dilutive, the conversion of the preferred stock. When the Company is in a net loss position for a particular reporting period, the stock options outstanding are excluded as they are anti-dilutive.

   The following is a calculation of earnings (loss) per share (in thousands, except share and per share data):


                                                                      Quarter Ended June 30,
                                            --------------------------------------------------------------------------
                                                            1998                                  1997
                                            -------------------------------------   ----------------------------------
                                             Income                    Per-Share                             Per-Share
                                             (Loss)       Shares        Amount      Income      Shares       Amount
                                            ---------   ----------   ------------   -------   ----------   -----------
BASIC EARNINGS (LOSS) PER SHARE
 Net income (loss).......................   $  (1,180)  20,146,007                  $ 4,866   13,410,120
 Preferred stock dividend................           -                                (1,000)
                                            ---------                               -------
 Income (loss) applicable to common
  stockholders...........................   $  (1,180)                $     (0.06)   $3,866                 $      0.29
                                            =========                 ===========    ======                 ===========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) applicable to common
  stockholders...........................   $  (1,180)  20,146,007                   $3,866   13,410,120
 Diluted effect of exercise of options
  outstanding............................                        -                               600,026
                                            ---------   ----------                   ------   ----------
 Income (loss) applicable to common
  stockholders...........................    $ (1,180)  20,146,007    $     (0.06)   $3,866   14,010,146    $      0.28
                                            =========   ==========    ===========    ======   ==========    ===========
                                                                       Six Months Ended June 30,
                                            ---------------------------------------------------------------------------
                                                           1998                                     1997
                                            -------------------------------------     ---------------------------------
                                             Income                    Per-Share                             Per-Share
                                             (Loss)       Shares        Amount        Income     Shares        Amount
                                            ---------   ----------   ------------     ------   ----------   -----------
BASIC EARNINGS (LOSS) PER SHARE
 Net income..............................   $     785   19,519,371                    $7,139   13,354,101
 Deemed dividend on preferred stock
  repurchase.............................     (32,273)                                     -
 Preferred stock dividend................           -                                 (2,000)
                                             --------                                 ------
 Income (loss) applicable to common
  stockholders...........................   $ (31,488)                $     (1.61)    $5,139               $      0.38
                                            =========                 ===========     ======               ===========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) applicable to common
  stockholders...........................   $ (31,488)  19,519,371                    $5,139   13,354,101
 Diluted effect of exercise of options
  outstanding............................                        -                                598,350
                                            ---------   ----------                    ------   ----------
 Income (loss) applicable to common
  stockholders...........................   $(31,488)   19,519,371    $     (1.61)    $5,139   13,952,451  $      0.37
                                            ========    ==========    ===========     ======   ==========  ===========

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

   The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

                                          Quarter Ended June 30,       Six Months Ended June 30,
                                       ----------------------------   ----------------------------
                                             1998           1997            1998           1997
                                       ----------------   ---------   ----------------   ---------
 Stock options
   Outstanding......................          3,047,563           -          3,047,563           -
   Price ranges.....................       $0.38-$38.50           -       $0.38-$38.50           -
   Expiration ranges................    4/18/99-5/18/08           -    4/18/99-5/18/08           -

 Stock warrants
   Outstanding......................            599,967           -            599,967           -
   Price............................             $30.00           -             $30.00           -
   Expiration.......................            8/28/04           -            8/28/04           -

 Convertible preferred shares
   Number of common shares at the
     applicable conversion ratio....                  -   2,720,000                  -   2,720,000

11.  RECLASSIFICATION

   Certain reclassifications, which do not have any effect on net income, have been made to the December 1997 financial statements to conform to the June 1998 presentation.


12.  SUBSEQUENT EVENTS

   On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, as well as encompassing the existing businesses of the Galbreath Company Mid-Atlantic to form CB Commercial Pittsburgh. The cost of the newly formed partnership was $5.7 million.

   On July 2, 1998 the Company increased borrowings under the amended revolving credit facility by $83.6 million, primarily to acquire the business of Hillier Parker May and Rowden ("Hillier Parker") on July 7, 1998. The acquisition was accounted for as a purchase. The purchase price for the Hillier Parker business included approximately $63.9 million in cash, $7.1 million in stock, a special incentive compensation plan for senior Hillier Parker employees with a potential payout over three years of over $12.0 million, and various assumed annuities at a cost of approximately $15.0 million. Hillier Parker is a commercial property services firm operating in the United Kingdom. The purchase price has largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 to 30 years.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

   CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") is the largest vertically-integrated commercial real estate services company in the United States with over 130 principal offices in the United States and approximately 200 offices worldwide. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional real estate broker to being a highly diversified real estate services firm. Its outsourcing, transaction management, advisory services and facilities management services to corporate real estate user services (referred to as "Corporate Services"), property management services ("Management Services") and capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services") are either the largest or one of the largest such businesses in the United States and in the aggregate accounted for more than $306.7 million in 1997 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $423.5 million in 1997 revenue and is the largest or one of the largest such businesses in the country.

   As part of its proactive adjustment to structural and economic changes in the economy the Company has, since the beginning of 1995, completed an $87.0 million public offering of common stock, four strategic acquisitions and five tactical acquisitions. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

   Revenue from Brokerage Services and the investment properties component of Financial Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Between 55.0% and 60.0% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services are directly correlated to revenue while approximately 30.0% of the costs and expenses of Corporate Services, Management Services and Financial Services, excluding investment properties, are directly correlated to revenue.

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

RESULTS OF OPERATIONS -

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

                                                 Quarter Ended June 30,                     Six Months Ended June 30,
                                        --------------------------------------   ---------------------------------------------
                                               1998                1997                  1998                    1997
                                        -----------------  -------------------   --------------------  -----------------------
                                                                      (Dollars in thousands)
Revenue..............................   $255,267    100.0%   $157,958   100.0%   $430,411   100.0%        $292,022       100.0%
Costs and expenses:
 Commissions, fees and other
   incentives........................    113,368     44.4      82,521    52.2     197,082    45.8          150,128        51.4
 Operating, administrative
   and other.........................    111,063     43.5      60,206    38.1     190,021    44.1          116,596        39.9
 Merger-related and other
   nonrecurring costs................     16,585      6.5           -       -      16,585     3.9                -           -
 Depreciation and amortization.......      7,427      2.9       3,053     1.9      12,749     3.0            6,174         2.1
                                        --------    -----    --------   -----    --------   -----         --------       -----

Operating income.....................      6,824      2.7      12,178     7.8      13,974     3.2           19,124         6.6
Interest income......................        538      0.2         587     0.3       1,265     0.3            1,219         0.4
Interest expense.....................      7,410      2.9       4,104     2.6      11,731     2.7            7,849         2.7
                                        --------    -----    --------   -----    --------   -----         --------       -----

Income (loss) before provision for
 income tax..........................        (48)     0.0       8,661     5.5       3,508     0.8           12,494         4.3

Provision for income tax.............      1,132      0.4       3,795     2.4       2,723     0.6            5,355         1.8
                                        --------    -----    --------   -----    --------   -----         --------       -----

Net income (loss)....................   $ (1,180)   (0.4)%   $  4,866     3.1%   $    785     0.2%        $  7,139         2.5%
                                        ========    =====    ========   =====    ========   =====         ========       =====

EBITDA excluding merger-related
 and other nonrecurring costs........   $ 30,836     12.1%   $ 15,231     9.6%   $ 43,308    10.1%        $ 25,298         8.7%
                                        ========    =====    ========   =====    ========   =====         ========       =====

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30, 1997

   The Company reported a CONSOLIDATED NET LOSS of $1.2 million for the quarter ended June 30, 1998, on revenues of $255.3 million. The net loss applicable to common stockholders was $1.2 million, or $0.06 diluted loss per share for the quarter ended June 30, 1998. Excluding merger-related and other nonrecurring charges of $16.6 million and related tax effect, diluted earnings would have been $0.38 per share.

   REVENUES on a consolidated basis were $255.3 million, an increase of $97.3 million or 61.6% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the country and the full contribution from Koll Real Estate Services ("Koll") and REI Limited ("REI"). This improvement reflected both the Company's position and increasing consumer confidence in the national economy and, in particular, real estate assets and improving real estate market liquidity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $113.4 million, an increase of $30.8 million or 37.4% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 44.4% for the quarter ended June 30, 1998, compared to 52.2% for the quarter ended June 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Koll which has a higher percentage of base management fee revenue which has no related commission expense and REI which generally does not operate under a commission based program.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $111.1 million, an increase of $50.9 million or 84.5% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. As a percentage of revenue, operating, administrative and other were 43.5% for the quarter ended June 30, 1998 compared to 38.1% for the quarter ended June 30, 1997. The increase in amount and percentage is primarily due to increased operating activity and the acquisition of Koll and REI, which have higher fixed operating expenses. Due to the integration of Koll and REI, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   MERGER-RELATED AND OTHER NONRECURRING CHARGES were $16.6 million for the quarter ended June 30, 1998. These charges represent $3.8 million of costs associated with the REI acquisition and integration, $4.8 million related to name change costs, and $8.0 million related to the write down in the carrying value of the Company headquarters' building to its estimated fair market value. The Company intends to sell and relocate from its current headquarters' building.

   CONSOLIDATED INTEREST INCOME was $0.5 million, a decrease of $0.1 million or 8.3% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. CONSOLIDATED INTEREST EXPENSE was $7.4 million, an increase of $3.3 million or 80.6% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. The increase resulted from the issuance of senior subordinated notes and increased revolving credit facility borrowings which were used for the repurchase of the Company's preferred stock, to acquire businesses, and for pay downs on other indebtedness.

   PROVISION FOR INCOME TAX on a consolidated basis was $1.1 million, a decrease of $2.7 million or 70.2% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. The decrease is primarily the result of the tax benefit of the one-time charge, offset by the increase in tax expense attributable to international earnings from various foreign jurisdictions, which cannot be offset by U.S. loss. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $30.8 million for the quarter ended June 30, 1998, as compared to $15.2 million for the quarter ended June 30, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to
(i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   The Company reported a CONSOLIDATED NET INCOME of $0.8 million for the six months ended June 30, 1998, on revenues of $430.4 million. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $31.5 million, or $1.61 diluted loss per share for the six months ended June 30, 1998. Excluding the deemed dividend and merger-related and other nonrecurring charges of $16.6 million, and related tax effect, diluted earnings would have been $0.49 per share.

   REVENUES on a consolidated basis were $430.4 million, an increase of $138.4 million or 47.4% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the country, a full contribution from Koll and a partial contribution from REI. This improvement reflected both the Company's position and increasing consumer confidence in the national economy and, in particular, real estate assets and improving real estate market liquidity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $197.1 million, an increase of $47.0 million or 31.3% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 45.8% for the six months ended June 30, 1998, compared to 51.4% for the six months ended June 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Koll, which has a higher percentage of base management fee revenue which has no related commission expense and REI which generally does not operate under a commission based program.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $190.0 million, an increase of $73.4 million or 63.0% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. As a percentage of revenue, operating, administrative and other were 44.1% for the six months ended June 30, 1998 compared to 39.9% for the six months ended June 30, 1997. The increase in amount and percentage is primarily due to increased operating activity and the acquisition of Koll and REI which have higher fixed operating expenses. Due to the full integration of Koll and the partial integration of REI, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   MERGER-RELATED AND OTHER NONRECURRING CHARGES were $16.6 million for the six months ended June 30, 1998. These charges represent $3.8 million of costs associated with the REI acquisition and integration, $4.8 million related to name change costs, and $8.0 million related to the write down in the carrying value of the Company headquarters' building to its estimated fair market value. The Company intends to sell and relocate from its current headquarters' building.

   CONSOLIDATED INTEREST INCOME was $1.3 million, an increase of $0.1 million or 3.8% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. CONSOLIDATED INTEREST EXPENSE was $11.7 million, an increase of $3.9 million or 49.5% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The increase resulted from the issuance of senior subordinated notes and increased revolving credit facility borrowings which was used for the repurchase of the Company's preferred stock, to acquire businesses, and for pay downs on other indebtedness.

   PROVISION FOR INCOME TAX on a consolidated basis was $2.7 million, a decrease of $2.6 million or 49.2% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. The decrease is primarily the result of the tax benefit of the one-time charge, offset by the increase in tax expense attributable to international earnings from various foreign jurisdictions, which cannot be offset by U.S. loss. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $43.3 million for the six months ended June 30, 1998, as compared to $25.3 million for the six months ended June 30, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

SEGMENT OPERATIONS

   The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Management Services and Financial Services. Brokerage Services consists of commercial property sales and leasing. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Management Services consists of property management. Financial Services consists of mortgage loan origination and servicing, appraisal, investment property, realty advisory and capital markets businesses. The following tables summarize the revenue, costs and expenses, and operating income
(loss) by operating segment for the quarters ended June 30, 1998 and 1997 and the six months ended June 30, 1998 and 1997.


                                               Quarter Ended June 30,                           Six Months Ended June 30,
                                ---------------------------------------------------  -----------------------------------------------
                                          1998                      1997                      1998                     1997
                                -----------------------   -------------------------  ---------------------   -----------------------
                                                                         (Dollars in thousands)
BROKERAGE SERVICES
 Revenue.....................     $142,610       100.0%     $96,843       100.0%     $235,579    100.0%      $179,182         100.0%

 Costs and expenses:
   Commissions, fees and
    other incentives.........       72,827        51.1       54,984        56.8       124,760     53.0        100,697          56.2
   Operating, administrative
    and other................       47,120        33.0       32,344        33.4        81,181     34.5         62,532          34.9
   Depreciation and
    amortization.............        2,524         1.8        1,422         1.5         4,026      1.7          2,915           1.6
                                  --------      ------      -------      ------      --------    -----       --------         -----
 Operating income............     $ 20,139        14.1%     $ 8,093         8.3%     $ 25,612     10.8%      $ 13,038           7.3%
                                  ========      ======      =======      ======      ========    =====       ========         =====
 EBITDA......................     $ 22,663        15.9%     $ 9,515         9.8%     $ 29,638     12.6%      $ 15,953           8.9%
                                  ========      ======      =======      ======      ========    =====       ========         =====
CORPORATE SERVICES
 Revenue.....................     $ 17,294       100.0%     $ 6,364       100.0%     $ 29,774    100.0%      $ 12,254         100.0%

 Costs and expenses:
   Commissions, fees and
    other incentives.........        6,818        39.4        3,604        56.6        11,743     39.4          6,879          56.1
   Operating, administrative
    and other................       11,381        65.8        2,650        41.7        19,648     66.0          5,167          42.2
   Depreciation and
    amortization.............          611         3.5           59         0.9         1,117      3.8            126           1.0
                                  --------      ------      -------      ------      --------    -----       --------         -----
 Operating income (loss).....     $ (1,516)      (8.7)%     $    51         0.8%     $ (2,734)   (9.2)%      $     82           0.7%
                                  ========      ======      =======      ======      ========    =====       ========         =====
 EBITDA......................     $   (905)      (5.2)%     $   110         1.7%     $ (1,617)   (5.4)%      $    208           1.7%
                                  ========      ======      =======      ======      ========    =====       ========         =====
MANAGEMENT SERVICES
 Revenue.....................     $ 29,017       100.0%     $11,022       100.0%     $ 51,478    100.0%      $ 21,884         100.0%

 Costs and expenses:
   Commissions, fees and
    other incentives.........        6,948        23.9        4,504        40.9        13,350     25.9          9,116          41.7
   Operating, administrative
    and other................       20,212        69.7        5,397        48.9        34,282     66.6         10,877          49.7
   Depreciation and
    amortization.............        1,369         4.7          163         1.5         2,570      5.0            316           1.4
                                  --------      ------      -------      ------      --------    -----       --------         -----
 Operating income............     $    488         1.7%     $   958         8.7%     $  1,276      2.5%      $  1,575           7.2%
                                  ========      ======      =======      ======      ========    =====       ========         =====
 EBITDA......................     $  1,857         6.4%     $ 1,121        10.2%     $  3,846      7.5%      $  1,891           8.6%
                                  ========      ======      =======      ======      ========    =====       ========         =====
FINANCIAL SERVICES
 Revenue.....................     $ 66,346       100.0%     $43,729       100.0%     $113,580    100.0%      $ 78,702         100.0%

 Costs and expenses:
   Commissions, fees and
    other incentives.........       26,775        40.3       19,429        44.4        47,229     41.6         33,436          42.5
   Operating, administrative
    and other................       32,350        48.8       19,815        45.3        54,910     48.4         38,020          48.3
   Depreciation and
    amortization.............        2,923         4.4        1,409         3.2         5,036      4.4          2,817           3.6
                                  --------      ------      -------      ------      --------    -----       --------         -----
 Operating income............     $  4,298         6.5%     $ 3,076         7.1%     $  6,405      5.6%      $  4,429           5.6%
                                  ========      ======      =======      ======      ========    =====       ========         =====
 EBITDA......................     $  7,221        10.9%     $ 4,485        10.3%     $ 11,441     10.1%      $  7,246           9.2%
                                  ========      ======      =======      ======      ========    =====       ========         =====
MERGER-RELATED AND OTHER
 NONRECURRING COSTS..........     $ 16,585                  $     -                  $ 16,585                $      -
                                  ========                  =======                  ========                ========
TOTAL OPERATING INCOME.......     $  6,824                  $12,178                  $ 13,974                $ 19,124
                                  ========                  =======                  ========                ========
TOTAL EBITDA EXCLUDING
 MERGER-RELATED AND
 OTHER NONRECURRING COSTS....     $ 30,836                  $15,231                  $ 43,308                $ 25,298
                                  ========                  =======                  ========                ========

   Segment operating income (loss) excludes interest income, interest expense, merger-related and other nonrecurring costs and provision for income taxes.

QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

BROKERAGE SERVICES

   Revenue increased by $45.8 million or 47.3% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, due to the continued improvement of the real estate market and the contribution from REI. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. Commissions, fees and other incentives increased by $17.8 million or 32.5% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 51.1% for the quarter ended June 30, 1998 compared to 56.8% for the quarter ended June 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI which generally does not operate under a commission based program. Operating, administrative, and other increased by $14.8 million or 45.7% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The increase in the amount is primarily a result of additional personnel requirements and office operations expenses, which contributed to the increase in revenue, the full integration of REI and incentive compensation based on increased operating results. Depreciation and amortization increased by $1.1 million or 77.5% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily as a result of additional investments in hardware and software to support the increase in new business and the acquisition of REI.

CORPORATE SERVICES

   Revenue increased by $10.9 million or 171.7% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, primarily due to the contribution from Koll and an increase in the total number and size of corporate services sales and lease transactions closed for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. Commissions, fees and other incentives increased by $3.2 million or 89.2% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, but decreased as a percentage of revenue from 56.6% to 39.4% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $8.7 million or 329.5% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, primarily related to the acquisition of Koll, which has higher fixed operating expenses, additional personnel requirements, business promotion expenses and to ongoing infrastructure investments made to expand corporate services business from the combination with REI. As a percentage of revenue, operating, administrative and other were 65.8% for the quarter ended June 30, 1998 compared to 41.7% for the quarter ended June 30, 1997. The increase in operating, administrative and other as a percentage of revenue is primarily due to the integration of Koll and REI. Depreciation and amortization increased by $0.6 million or 935.6% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily related to the acquisition of Koll and REI.

MANAGEMENT SERVICES

   Revenue increased by $18.0 million or 163.3% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997 primarily due to the contribution from Koll and REI. Commissions, fees and other incentives increased by $2.4 million or 54.3% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, but decreased as a percentage of revenue from 40.9% to 23.9% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $14.8 million or 274.5% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. As a percentage of revenue, operating, administrative and other were 69.7% for the quarter ended June 30, 1998 compared to 48.9% for the quarter ended June 30, 1997. The increase in amount and percentage is primarily due to the integration of Koll and REI. Depreciation and amortization increased by $1.2 million or 739.9% for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997, primarily related to the acquisition of Koll and REI.

FINANCIAL SERVICES

   Revenue increased by $22.6 million or 51.7% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity and the full contribution from Koll and REI. Commissions, fees and other incentives increased by $7.3 million or 37.8% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services and the full contribution of REI. Operating, administrative, and other increased by $12.5 million or 63.3% for the quarter ended June 30, 1998, compared to the quarter ended June 30, 1997, primarily as a result of business promotional expenses and additional personnel requirements, which contributed to the increase in revenue, and the integration of Koll and REI. Depreciation and amortization increased by $1.5 million or 107.5% for the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of Koll and REI.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

BROKERAGE SERVICES

   Revenue increased by $56.4 million or 31.5% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, due to the continued improvement of the real estate market and the partial contribution from REI. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Commissions, fees and other incentives increased by $24.1 million or 23.9% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 53.0% for the six months ended June 30, 1998 compared to 56.2% for the quarter ended June 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI which generally does not operate under a commission based program. Operating, administrative, and other increased by $18.6 million or 29.8% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase in the amount is primarily a result of additional personnel requirements and business promotional and office operations expenses, which contributed to the increase in revenue, the integration of REI and incentive compensation based on increased operating results. Depreciation and amortization increased by $1.1 million or 38.1% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, primarily as a result of additional investments in hardware and software to support the increase in new business and the acquisition of REI.

CORPORATE SERVICES

   Revenue increased by $17.5 million or 143.0% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily due to the contribution from Koll and an increase in the total number and size of corporate services sales and lease transactions closed for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. Commissions, fees and other incentives increased by $4.9 million or 70.7% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, but decreased as a percentage of revenue from 56.1% to 39.4% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $14.5 million or 280.3% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily related to the acquisition of Koll, which has higher fixed operating expenses, additional personnel requirements, business promotion expenses and the investment made in infrastructure to expand corporate services business from the combination with REI. As a percentage of revenue, operating, administrative and other were 66.0% for the six months ended June 30, 1998 compared to 42.2% for the six months ended June 30, 1997. The increase in operating, administrative and other as a percentage of revenue is primarily due to the full integration of Koll and the partial integration of REI. Depreciation and amortization increased by $1.0 million or 786.5% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, primarily related to the acquisition of Koll and REI.

MANAGEMENT SERVICES

   Revenue increased by $29.6 million or 135.2% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997 primarily due to the contribution from Koll. Commissions, fees and other incentives increased by $4.2 million or 46.4% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, but decreased as a percentage of revenue from 41.7% to 25.9% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $23.4 million or 215.2% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. As a percentage of revenue, operating, administrative and other were 66.6% for the six months ended June 30, 1998 compared to 49.7% for the six months ended June 30, 1997. The increase in amount and percentage is primarily due to the full integration of Koll and the partial integration of REI. Depreciation and amortization increased by $2.3 million or 713.3% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, primarily related to the acquisition of Koll and REI.

FINANCIAL SERVICES

   Revenue increased by $34.9 million or 44.3% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity and the full contribution of Koll and the partial contribution of REI. Commissions, fees and other incentives increased by $13.8 million or 41.3% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services. Operating, administrative, and other increased by $16.9 million or 44.4% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily as a result of business promotional expenses and additional personnel requirements, which contributed to the increase in revenue, and the full integration of Koll and the partial integration of REI. Depreciation and amortization increased by $2.2 million or 78.8% for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of Koll and REI.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund the preferred stock repurchase, business acquisitions and other working capital requirements, the Company borrowed approximately $167.8 million through the issuance of senior subordinated notes, net of repayments on the revolving credit facility, during the six months ended June 30, 1998. The Company's EBITDA was $43.3 million and $25.3 million for the six months ended June 30, 1998 and 1997, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed in Results of Operations.

   EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

   Net cash used in operating activities was $0.7 million for the six months ended June 30, 1998, compared to net cash provided by operating activities of $3.5 million for the six months ended June 30, 1997. The change is primarily due to higher incentive payments resulting from improved operating performances in 1997 and changes in components of operating assets and liabilities.

   Net cash used in investing activities was $82.4 million for the six months ended June 30, 1998, compared to $10.6 million for the six months ended June 30, 1997. The increase primarily resulted from additional supplemental purchase price payments to the Westmark sellers, an increase in purchases of property and equipment, an investment in Whittier Partners, and the acquisitions of businesses including REI.

   Net cash provided by financing activities was $77.6 million for the six months ended June 30, 1998, compared to $8.1 million for the six months ended June 30, 1997. The increase primarily resulted from an increase in borrowings from the revolving credit facility and proceeds from the senior subordinated notes offset in part by the payment for the repurchase of the Company's preferred stock and increases in repayments of the revolving credit facility.

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $115.0 million as of June 30, 1998. Interest rate alternatives include Bank of America's reference rate plus 0.625% and LIBOR plus 1.625%. The weighted average rate on amounts outstanding at June 30, 1998 was 7.35%. On July 2, 1998 the Company increased borrowings under the amended revolving credit facility by $83.6 million, primarily to acquire the business of Hillier Parker May and Rowden ("Hillier Parker") on July 7, 1998.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes ("Subordinated Notes") due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002. On or before June 1, 2001, 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering.

   Notes payable and notes receivable consist of warehousing loans utilized by the Company's L.J. Melody subsidiary in conjunction with its mortgage origination business. Debt proceeds are used to fund mortgages which Freddie Mac has pre-approved and committed to purchase within 30 days. The outstanding balances as of June 30, 1998 were approximately $38.8 million.

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

   The Company expects to have capital expenditures ranging from $15.0 million to $20.0 million in 1998. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

RECENT ACQUISITIONS

   On July 7, 1998 the Company acquired the business of Hillier Parker, a commercial property services partnership operating in the United Kingdom. The acquisition was accounted for as a purchase. The purchase price for the Hillier Parker business included approximately $63.9 million in cash, $7.1 million in stock, a special incentive compensation plan for senior Hillier Parker employees with a potential payout over three years of over $12.0 million, and various assumed annuities at a cost of approximately $15.0 million. Hillier Parker is a commercial property services firm operating in the United Kingdom. The purchase price has largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 to 30 years.

   On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, as well as encompassing the existing businesses of the Galbreath Company Mid-Atlantic to form CB Commercial Pittsburgh. The cost of the newly formed partnership was $5.7 million.

   On May 31, 1998 the Company acquired Mathews Click and Associates, a property sales, leasing, and management firm, for approximately $10.0 million in cash and a potential supplemental payment of $1.9 million payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The purchase price and supplemental payment, which is contingent upon operating results, will be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

   On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company. The purchase price has largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their useful lives of 7 and 30 years, respectively.

   On April 17, 1998 the Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the United Kingdom). The acquisition was accounted for as a purchase. On a preliminary basis, the purchase price has largely been allocated to goodwill, which will be amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $103.0 million of which approximately $52.7 million was paid in cash and notes and approximately $50.3 million was paid in shares of the Company's Common Stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $8.6 million associated with the acquisition and integration of REI including costs associated with the Company's name change. For the year ended December 31, 1997, REI had revenues and EBITDA of approximately $118.0 million and $11.7 million, respectively.

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

RECENT LITIGATION

   In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages and an appellate ruling is expected in late 1998 or early 1999. The Company has established reserves for this case, and management believes the reserves are adequate as of June 30, 1998. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


NET OPERATING LOSSES

   The Company had U.S. federal income tax NOLs of approximately $133.6 million as of December 31, 1997, corresponding to $46.8 million of the Company's $67.8 million in net deferred tax assets before valuation allowance, of which $29.9 has been reserved through valuation allowances. The valuation allowances were based on management's conclusion regarding the realizability of this deferred tax asset on a more likely than not basis, as defined in SFAS No. 109. In reaching this conclusion, management considered the Company's past operating results, the current year events and trends, including the impact, if any, of the acquisitions that were concluded during the year and other factors. Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time.

   The ability of the Company to utilize NOLs to offset income in the U.S. will be limited in 1998 and subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will only be able to use approximately $26.0 million of its U.S. NOL in 1998 and each subsequent year. The availability of NOLs is, in any event, subject to uncertainty since their validity is not reviewed by the Internal Revenue Service until such time as they are utilized to offset taxable income.


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

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which is effective for financial statements for fiscal years beginning after December 15, 1998, requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

   The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. Based on derivative instruments outstanding, SFAS No. 133 is not likely to have a significant impact on earnings or other components of comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risks includes changes in the value of certain investments, changes in interest rates on debt obligations and fluctuations in rates of exchange relating to its business outside the U.S. The Company is an investment manager for and an investor in certain limited partnerships. The amount of exposure arising from capital at risk in these investments is considered immaterial. Interest rate risk is evaluated by estimating the impact of possible interest rate changes on the results of operations. On that basis, the impact is considered to be immaterial. While the Company operates in 29 countries outside the U.S., exposure to changes in foreign exchange rates is limited by the fact that the net monetary assets subject to devaluation risk are not significant. There were no material derivatives outstanding at June 30, 1998.


REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

   Portions of the Quarterly Report, including Management's Discussion and Analysis, are forward-looking and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in the forward-looking statements in this report. Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; property values; rental rates; any general economic recession domestically or internationally; and not successfully completing any capital expenditure or acquisition.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   (c) On April 17, 1998 the Company completed its acquisition of the outstanding share capital of REI Limited, the holding company for all Richard Ellis operations outside of the United Kingdom. As previously announced, a portion of the purchase price was payable in shares of Company common stock. Of the total 1,328,638 shares of Company common stock issued to the former REI shareholders, 26,095 shares were not registered under the Securities Act of 1933, as amended (the "Act"), in reliance upon Regulation D. The 26,095 shares were offered and sold to five former REI shareholders who resided in the United States. The Company has relied on representations made by each of the five former REI shareholders that he is either an "accredited investor" or had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the prospective acquisition transaction. The Company has filed with the Securities and Exchange Commission a Form D notice regarding the sale of shares to the five former REI shareholders. The Company previously reported that the balance of the shares were not registered under the Act in reliance upon Regulation S.


ITEM 4. SUBMISSION OF MATTERS AND VOTE OF SECURITY HOLDERS

    (a) The Company's Annual Meeting of Stockholders was held on May 19, 1998.

    (b) Not applicable.

    (c) The matters voted on at the meeting were:

        (i) Thirteen Directors were nominated and each such Director was elected by a plurality vote. The nominees received the number of votes set opposite their respective names:

                            NAME                   FOR          WITHHELD
                   -----------------------      ----------      --------
                   Stanton D. Anderson          12,943,705       150,442
                   Gary J. Beban                12,942,403       151,745
                   Richard C. Blum              12,913,263       180,885
                   James J. Didion              12,942,348       151,800
                   Bradford M. Freeman          12,913,181       180,967
                   Donald M. Koll               12,626,636       467,512
                   Paul C. Leach                12,913,271       180,877
                   Frederic V. Malek            12,944,441       149,707
                   Ray Elizabeth Uttenhove      12,935,921       158,227
                   Peter V. Ueberroth           12,944,833       149,315
                   W. Brett White               12,912,572       181,576
                   Gary L. Wilson               12,912,989       181,159
                   Raymond E. Wirta             12,942,772       151,376


        (ii) The holders of record of a majority of the shares cast and entitled to vote voted for approval of the Company's change of name to "CB Richard Ellis Services, Inc." and the amendment and restatement to the Company's Fourth Restated Certificate of Amendment. The vote was as follows:

                   For:          12,937,608
                   Against:         143,864
                   Abstain:          12,678


        (iii) The holders of record of a majority of the shares cast and entitled to vote have voted for the

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES ratification of the appointment of Arthur Anderson LLP to be the independent accountants for the Company for the 1998 fiscal year. The vote was as follows:



                   For:          13,062,939
                   Against:          25,698
                   Abstain:           5,511


    (d) Not applicable.

ITEM 5. OTHER INFORMATION

   The Securities and Exchange Commission recently amended its Rule 14a-5(e) (17 CFR (S)240.14a-5(e)) concerning disclosure of notice deadlines for shareholder proposals. In accordance with the SEC's Rule 14a-5(f), the Company is disclosing below the deadline dates required by Rule 14a-5(e).

   Proposals intended for inclusion in the proxy statement concerning the 1999 Annual Meeting of Stockholders (the "Annual Meeting") must be received by the Company no later than December 1, 1998. Management proxyholders will have discretionary authority to vote on any stockholder proposal that is not included in the proxy statement and for which the Company has not received notice of a stockholder's intent to present such a proposal at the Annual Meeting prior to February 14, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        The following are furnished as exhibits to this report:

        10.1 Amended and Restated Credit Agreement dated May 20, 1998 among CB Richard Ellis Services, Inc.; Wells Fargo Bank, N.A.; The Bank of Nova Scotia; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch; Keybank National Association; The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency; and other financial institutions party to the agreement

        10.2  Amendment to the Deferred Compensation Plan (effective December 1,
              1997)

        27    Financial Data Schedule

        99 Press release dated August 11, 1998 concerning results of operations for the quarter and six months ended June 30, 1998.

    (b) REPORTS ON FORM 8-K

        (i) Form 8-K dated April 21, 1998 announcing the completion of the Company's acquisition of REI Limited.

        (ii) Form 8-K dated May 1, 1998 announcing the Company's intent to file a prospectus supplement relating to its proposed offering of Senior Subordinated Notes; announcing the results of operation for the quarter ended March 31, 1998; and the filing of the Company's unaudited pro forma financial statements for the year ended December 31, 1997.

        (iii) Form 8-K dated May 20, 1998 announcing the scheduled completion of the issuance and sale of $175 million aggregate principal amount of its Senior Subordinated Notes and the filing of related documents.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

        (iv) Form 8-K dated May 26, 1998 announcing the completion of the sale of $175 million aggregate principal amount of Senior Subordinated Notes and the amended and restated revolving credit facility.

        (v) Form 8-K dated June 29, 1998 filing the Company's restated financial data schedules to reflect compliance with Statement of Financial Accounting Standards No. 128; and securities issued pursuant to Regulation S.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 CB RICHARD ELLIS SERVICES, INC.


       Date:  August 14, 1998          /s/ Debra L. Morris
                                 -------------------------------
                                         Debra L. Morris
                                      Senior Vice President,
                                 Global Chief Accounting Officer

                                 EXHIBIT INDEX



       Exhibit
       Number                   Description of Exhibit
       -------  ------------------------------------------------------

        10.1 Amended and Restated Credit Agreement dated May 20, 1998 among CB Richard Ellis Services, Inc.; Wells Fargo Bank, N.A.; The Bank of Nova Scotia; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch; Keybank National Association; The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency; and other financial institutions party to the agreement

        10.2 Amendment to the Deferred Compensation Plan (effective December 1, 1997)

          27    Financial Data Schedule
                  (filed only with the SEC)

          99 Press release dated August 11, 1998 concerning results of operations for the quarter and six months ended June 30, 1998