Form 10-Q
period 1998-09-30
CB RICHARD ELLIS SERVICES INC
filed 1998-11-16
CIK 852203

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  x    Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
-----
       Exchange Act of 1934

       For the quarterly period ended September 30, 1998

_____ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Transition Period from___________________ to _________________

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


Number of shares of common stock outstanding at October 31, 1998 was 21,075,034.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                              SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                PAGE
                                                                                                              ----
Item 1.   Consolidated Condensed Financial Statements

          Consolidated Balance Sheets as of September 30, 1998 (Unaudited) and December 31, 1997.........       3

          Unaudited Consolidated Statements of Operations for the three months ended
          September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and 1997..........       4

          Unaudited Consolidated Condensed Statements of Cash Flows for the nine months
          ended September 30, 1998 and 1997..............................................................       5

          Notes to Consolidated Condensed Financial Statements...........................................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........      13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....................................      26


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................................      27

Signatures...............................................................................................      28

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                                                              September 30,   December 31,
                                                                                   1998           1997
                                                                              --------------  -------------
                                                                               (Unaudited)
                  ASSETS
Current Assets:
 Cash and cash equivalents..................................................      $  23,437      $  47,181
 Receivables, less allowance of $11,670 and $8,427 for doubtful accounts
  at September 30, 1998 and December 31, 1997, respectively.................        119,971         77,658
 Deferred taxes.............................................................          3,036          2,890
 Prepaid expenses...........................................................         14,028          9,142
 Other assets...............................................................         17,329          8,419
                                                                                  ---------      ---------
  Total current assets......................................................        177,801        145,290
Property and equipment, net.................................................         62,588         50,309
Goodwill, net of accumulated amortization of $21,324 and $13,561 at
 September 30, 1998 and December 31, 1997, respectively.....................        415,497        196,358
Other intangible assets, net of accumulated amortization of $265,699 and
 $261,519 at September 30, 1998 and December 31, 1997, respectively.........         58,432         43,026
Prepaid pension expenses....................................................         26,720              -
Inventoried property........................................................          7,355          7,355
Deferred taxes..............................................................         25,188         34,967
Other assets, net...........................................................         32,805         22,795
                                                                                  ---------      ---------
  Total assets..............................................................      $ 806,386      $ 500,100
                                                                                  =========      =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Compensation and employee benefits.........................................      $  51,432         55,712
 Accounts payable and accrued expenses......................................         87,141         57,032
 Reserve for bonus and profit sharing.......................................         27,766         33,538
 Current maturities of long-term debt.......................................          9,089          4,679
 Current portion of capital lease obligations...............................          3,305          1,655
                                                                                  ---------      ---------
  Total current liabilities.................................................        178,733        152,616
                                                                                  ---------      ---------
Long-term debt, less current maturities:
 Senior term loans..........................................................        196,502        136,551
 Senior subordinated notes, less unamortized discount of $2,148 at
  September 30, 1998........................................................        172,852              -
 Other long-term debt.......................................................         21,146          9,722
                                                                                  ---------      ---------
  Total long-term debt......................................................        390,500        146,273
                                                                                  ---------      ---------
Other long-term liabilities.................................................         54,365         35,768
                                                                                  ---------      ---------
  Total liabilities.........................................................        623,598        334,657
                                                                                  ---------      ---------
Minority interest...........................................................          5,752          7,672

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $0.01 par value, 4,000,000 shares outstanding as of
  December 31, 1997.........................................................              -             40
 Common stock, $0.01 par value, 20,718,899 and 18,768,200 shares
  outstanding as of September 30, 1998 and December 31, 1997, respectively..            207            188
 Additional paid-in capital.................................................        339,373        333,981
 Notes receivable from sale of stock........................................         (5,832)        (5,956)
 Currency translation adjustment............................................          2,846           (158)
 Accumulated deficit........................................................       (159,558)      (170,324)
                                                                                  ---------      ---------
  Total stockholders' equity................................................        177,036        157,771
                                                                                  ---------      ---------
  Total liabilities and stockholders' equity................................      $ 806,386      $ 500,100
                                                                                  =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share data)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                               -------------------         --------------------
                                                                1998         1997           1998          1997
                                                               ------       ------         ------        ------
Revenue..................................................  $   273,803  $   177,520   $   704,214   $   469,542

Costs and Expenses:
   Commissions, fees and other incentives................      113,559       87,588       310,641       237,716
   Operating, administrative and other...................      124,309       69,046       314,330       185,642
   Merger-related and other nonrecurring charges.........            -       12,924        16,585        12,924
   Depreciation and amortization.........................        9,337        6,098        22,086        12,272
                                                           -----------  -----------   -----------   -----------
Operating income.........................................       26,598        1,864        40,572        20,988
Interest income..........................................          703          740         1,968         1,959
Interest expense.........................................        9,628        4,158        21,359        12,007
                                                           -----------  -----------   -----------   -----------

Income (loss) before provision (benefit) for income tax
   and extraordinary items...............................       17,673       (1,554)       21,181        10,940

Provision (benefit) for income tax.......................        7,534         (569)       10,257         4,786
                                                           -----------  -----------   -----------   -----------

Income (loss) before extraordinary items.................       10,139         (985)       10,924         6,154

Extraordinary items, net.................................            -          951             -           951
                                                           -----------  -----------   -----------   -----------

Net income (loss)........................................  $    10,139  $    (1,936)  $    10,924   $     5,203
                                                           ===========  ===========   ===========   ===========

Preferred stock dividend.................................  $         -  $     1,000   $         -   $     3,000

Deemed dividend on preferred stock.......................  $         -  $         -   $    32,273   $         -
                                                           -----------  -----------   -----------   -----------

Net income (loss) applicable to common stockholders......  $    10,139  $    (2,936)  $   (21,349)  $     2,203
                                                           ===========  ===========   ===========   ===========

Basic earnings (loss) per share..........................  $      0.49  $     (0.19)  $     (1.07)  $     $0.16
                                                           ===========  ===========   ===========   ===========

Weighted average shares outstanding for basic earnings
 per share...............................................   20,692,573   15,419,930    19,917,773    14,011,922
                                                           ===========  ===========   ===========   ===========

Diluted earnings (loss) per share........................  $      0.48  $     (0.19)  $     (1.07)  $      0.15
                                                           ===========  ===========   ===========   ===========

Weighted average shares outstanding for diluted
 earnings per share......................................   21,101,324   15,419,930    19,917,773    14,662,536
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

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                  --------------------
                                                                                                     1998       1997
                                                                                                    ------     -------
Cash flows from operating activities:
 Net income..................................................................................     $  10,924     $  5,203
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization..............................................................        22,086       12,272
  Deferred compensation......................................................................        11,375        4,170
  Deferred taxes.............................................................................         5,706        4,067
 (Increase) decrease in receivables..........................................................       (15,605)       7,523
 Decrease in compensation and employee benefits payable......................................       (22,637)     (13,541)
 Increase in accounts payable and accrued expenses...........................................        10,945        3,593
 Net change in other operating assets and liabilities........................................         3,726        2,493
                                                                                                  ---------     --------
   Net cash provided by operating activities.................................................        26,520       25,780
                                                                                                  ---------     --------
Cash flows from investing activities:
 Purchases of property and equipment.........................................................       (18,040)      (3,890)
 Increase in intangible assets and goodwill..................................................       (14,603)      (7,360)
 Increase in short term investments..........................................................             -       (5,000)
 Acquisition of businesses including net assets acquired, intangibles
  and goodwill...............................................................................      (159,822)       3,216
 Decrease (increase) in investments in/advances to unconsolidated
  subsidiaries...............................................................................        (8,461)         369
 Other investing activities, net.............................................................         1,130        2,349
                                                                                                  ---------     --------
   Net cash used in investing activities.....................................................      (199,796)     (10,316)
                                                                                                  ---------     --------
Cash flows from financing activities:
 Proceeds from senior revolving credit line..................................................             -       16,000
 Repayment of senior revolving credit line...................................................             -      (16,000)
 Proceeds from senior term loan..............................................................       268,000      155,000
 Repayment of senior term loans..............................................................      (208,000)     (55,415)
 Proceeds from senior subordinated notes.....................................................       172,804            -
 Repayment of senior subordinated term loans.................................................             -      (65,872)
 Proceeds from other loans...................................................................             -          125
 Repayment of other loans....................................................................        (8,130)     (52,213)
 Payment of dividends payable................................................................        (5,000)           -
 Repurchase of preferred stock...............................................................       (72,418)           -
 Repayment of capital leases.................................................................        (1,354)      (2,131)
 Other financing activities, net.............................................................         3,474         (663)
                                                                                                  ---------     --------
   Net cash provided (used in) by financing activities.......................................       149,376      (21,169)
                                                                                                  ---------     --------
Net decrease in cash and cash equivalents....................................................       (23,900)      (5,705)
Cash and cash equivalents, at beginning of period............................................        47,181       49,328
Effect of exchange rate changes on cash......................................................           156            -
                                                                                                  ---------     --------
Cash and cash equivalents, at end of period..................................................     $  23,437     $ 43,623
                                                                                                  =========     ========
Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for:
  Interest (none capitalized)................................................................     $  13,522     $ 10,919
  Income taxes (refunds).....................................................................          (435)       1,934
Non-cash investing and financing activities:
 Equipment acquired under capital leases.....................................................             -          822

 The accompanying notes are an integral part of these consolidated financial statements.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   ORGANIZATION AND ACQUISITIONS

     ORGANIZATION. CB Richard Ellis Services, Inc. ("CB Richard Ellis") or (the "Company") is a holding company that conducts its operations primarily through its subsidiaries CB Richard Ellis, Inc., REI Limited ("REI," the United Kingdom holding company, now known as CB Commercial Limited, for the various Richard Ellis companies operating outside the United Kingdom and the United States), L.J. Melody & Company ("L.J. Melody"), CB Richard Ellis Investors, L.L.C. and CB Hillier Parker Limited, the United Kingdom holding company for operations within the United Kingdom. On November 25, 1996, CB Richard Ellis completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Richard Ellis' then outstanding senior secured indebtedness and senior subordinated indebtedness.

     NATURE OF OPERATIONS. The Company provides a full range of real estate services worldwide to commercial real estate tenants, owners and investors through approximately 215 offices in 29 countries including the United States, Canada, United Kingdom, Netherlands, France, Spain, Brazil, Australia, New Zealand, Hong Kong (including Taiwan and the People's Republic of China) and Singapore. The Company's services include (i) brokerage services whereby the Company facilitates the sale and lease of properties ("Brokerage Services");
(ii) transaction management, advisory services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management services ("Management Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

     A substantial component of the Company's revenues is transactional in nature and as a result is subject to seasonality. Historically, the Company's revenues and particularly net income in the first two calendar quarters have been generally lower than in the third and fourth calendar quarters due to seasonal fluctuations, which is consistent with the industry generally. However, approximately 45.0% to 50.0% of the Company's expenses are made up of commissions which are variable and directly correlated to revenues. In the first quarter of any calendar year, the Company has historically sustained a loss or marginal income. The Company's non-variable operating expenses, which are treated as expenses when incurred during the year, are relatively constant in total dollars on a quarterly basis. As a consequence of the seasonality of revenues and the relatively constant level of quarterly expenses, a substantial majority of the Company's operating income and net income has historically been realized in the third and fourth calendar quarters.

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

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

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

     On May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in contingent notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. The $2.7 million in notes will be accounted for as compensation over their term as payment is contingent upon certain key executives' and producers' continued employment with the Company. The purchase price has largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

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

     On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The purchase price of the Company's interest in the combined enterprise was $5.7 million.

     On July 7, 1998 the Company acquired the business of Hillier Parker May and Rowden ("Hillier Parker"), a commercial property services partnership operating in the United Kingdom. The acquisition was accounted for as a purchase. The purchase price for Hillier Parker included approximately $63.9 million in cash and $7.1 million in shares of the Company's Common Stock. In addition, the Company adopted a special incentive compensation plan for senior Hillier Parker employees with a potential payout over three years of approximately $12.5 million and assumed various annuity obligations of approximately $15.0 million. On a preliminary basis, the purchase price has largely been allocated to goodwill which will be amortized on a straight line basis over its estimated useful life of 30 years.

     On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price will largely be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 5 and 30 years, respectively.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

     The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of September 30, 1998. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the three months ended September 30, 1997 and 1998, and the nine months ended September 30, 1997 and 1998, assuming the Koll Real Estate Services ("Koll") and REI acquisitions, which constitute the Company's only material acquisitions, had occurred on January 1, 1997, would have been as follows (amounts in thousands except per share data):

                                                         Three Months Ended    Nine Months Ended
                                                             September 30,        September 30,
                                                         --------------------  --------------------
                                                            1998       1997       1998       1997
                                                         --------   --------   -------     --------
                                                              (Unaudited)             (Unaudited)
     Revenue                                             $273,803   $225,525   $720,528    $636,251
     Net income (loss).......................              10,139    (20,215)     1,953     (20,047)
     Net income (loss) applicable to common
      stockholders...........................              10,139    (21,215)   (30,320)    (23,047)
     Income (loss) per share
        Basic................................                0.49      (0.97)     (1.48)      (1.12)
        Diluted..............................                0.48      (0.97)     (1.48)      (1.12)

     The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, Koll historical results for the first eight months of 1997 and REI historical results for the first three months of 1998 include certain nonrecurring adjustments.


2.   IMPAIRMENT OF LONG-LIVED ASSETS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), in March 1995. In accordance with SFAS No. 121, long-lived assets and certain intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Effective June 30, 1998, the Company wrote down the carrying value of the Company's headquarters' building to its estimated fair market value. The write-down of $8.0 million was triggered by the Company's decision to sell its building and relocate its headquarters.

     Further, the Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets in accordance with SFAS No. 121. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets.


3.   GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill at September 30, 1998 consisted of $396.6 million related to the 1995 through 1998 acquisitions which is being amortized over an estimated useful life of 30 years and $19.8 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

     Other intangible assets at September 30, 1998 included approximately $8.2 million of deferred financing costs and $50.2 million of intangibles stemming from the 1995 through 1998 acquisitions.


4.   EMPLOYEE BENEFIT PLANS

     In 1994 the Company implemented the Deferred Compensation Plan ("DCP"). Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the nine months ended September 30, 1998, approximately $7.4 million and $3.9 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of September 30, 1998, were approximately $14.1 million in cash (including interest) and $8.5 million in stock for a total of $22.6 million, all of which was charged to expense in the period of deferral.

     During 1998, the Company granted stock options in connection with its various stock option plans with exercise prices equal to fair market value at date of grant ranging from $14.95 to $38.50 per share. The vesting periods for these options range from approximately three to five years, expiring in 2008.

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

     The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan ("DBP") to provide retirement benefits to former Hillier Parker employees participating in the plan. The Company's funding policy for DBP is to make the minimum annual contributions required by applicable regulations. As of September 30, 1998, DBP plan assets exceed DBP plan liabilities by approximately $26.7 million and the net prepaid pension asset is reflected in the accompanying balance sheet.


5.   DEBT

     In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $180.0 million as of September 30, 1998 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on the amounts outstanding at September 30, 1998 was 7.35%.

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


6.   INCOME TAXES

     The provisions for income taxes for the nine month periods ended September 30, 1998 and 1997 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. The Company anticipates that the amortization of goodwill will provide a tax benefit to offset any actual or deemed distributions of earnings from its foreign subsidiaries. In addition, the foreign

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES subsidiaries have invested or will invest indefinitely any earnings not so distributed in accordance with paragraph 12 of APB opinion No. 23. As a result, no U.S. taxes have been provided on earnings of foreign subsidiaries. Reference is made to Note 9 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of the Company's deferred taxes including net operating loss carryforwards.


7.   COMMITMENTS AND CONTINGENCIES

     In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages and an appellate ruling is expected in late 1998 or early 1999. The Company has established reserves for this case, and management believes the reserves are adequate as of September 30, 1998. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


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


9.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported under the provisions of SFAS No. 130. For the nine months ended September 30, 1998, total comprehensive income was $13.7 million which includes foreign currency translation income of $2.8 million.


10.  PER SHARE INFORMATION

     Basic earnings (loss) per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options, stock warrants and, during periods when preferred stock was outstanding and was dilutive, the conversion of the preferred stock. When the Company is in a net loss position for a particular reporting period, the stock options and warrants outstanding are excluded as they are anti-dilutive.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

   The following is a calculation of earnings (loss) per share (in thousands, except share and per share data):

                                                              Quarter Ended September 30,
                                          -------------------------------------------------------------------
                                                        1998                               1997
                                          ---------------------------------  --------------------------------
                                           Income                Per-Share                         Per-Share
                                           (Loss)      Shares      Amount     Income     Shares      Amount
                                          ---------  ----------  ----------  --------  ----------  ----------
BASIC EARNINGS (LOSS) PER SHARE
 Net income (loss)......................  $ 10,139   20,692,573              $(1,936)  15,419,930
 Preferred stock dividend...............         -                            (1,000)
                                          --------                           -------
 Income (loss) applicable to common
  stockholders..........................  $ 10,139                  $ 0.49   $(2,936)                 $(0.19)
                                          ========                  ======   =======               =========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) applicable to common
  stockholders..........................  $ 10,139   20,692,573              $(2,936)  15,419,930
 Diluted effect of exercise of options
  outstanding...........................                408,751                                 -
                                          --------   ----------              -------   ----------
 Income (loss) applicable to common
  stockholders..........................  $ 10,139   21,101,324     $ 0.48   $(2,936)  15,419,930     $(0.19)
                                          ========   ==========     ======   =======   ==========  =========

                                                            Nine Months Ended September 30,
                                          ------------------------------------------------------------------
                                                         1998                              1997
                                          --------------------------------   -------------------------------
                                           Income                Per-Share                         Per-Share
                                           (Loss)      Shares     Amount     Income      Shares     Amount
                                          --------   ----------  ---------   -------   ----------  ---------
BASIC EARNINGS (LOSS) PER SHARE
 Net income.............................  $ 10,924   19,917,773              $ 5,203   14,011,922
 Deemed dividend on preferred stock
  repurchase............................   (32,273)                                -
 Preferred stock dividend...............         -                            (3,000)
                                          --------                           -------
 Income (loss) applicable to common
  stockholders..........................  $(21,349)                 $(1.07)  $ 2,203                  $ 0.16
                                          ========                  ======   =======               =========

DILUTED EARNINGS (LOSS) PER SHARE
 Income (loss) applicable to common
  stockholders..........................  $(21,349)  19,917,773              $ 2,203   14,011,922
 Diluted effect of exercise of options
  outstanding...........................                      -                           650,614
                                          --------   ----------              -------   ----------
 Income (loss) applicable to common
  stockholders..........................  $(21,349)  19,917,773     $(1.07)  $ 2,203   14,662,536     $ 0.15
                                          ========   ==========     ======   =======   ==========  =========

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

   The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive:

                                                  Quarter Ended September 30,       Nine Months Ended September 30,
                                              ------------------------------------  -------------------------------
                                                     1998               1997               1998            1997
                                              ------------------  ----------------  ------------------  -----------
 Stock options
   Outstanding.....................                    1,574,676         1,892,928           2,993,477      250,000
   Price ranges....................             $   31.00-$38.50  $    0.38-$36.75    $    0.38-$38.50   $    36.75
   Expiration ranges...............              4/21/07-7/22/08   4/18/99-4/21/07     4/18/99-7/22/08      4/21/07

 Stock warrants
   Outstanding.....................                      599,967           599,967             599,967      599,967
   Price...........................             $          30.00  $          30.00    $          30.00   $    30.00
   Expiration......................                      8/28/04           8/28/04             8/28/04      8/28/04

 Convertible preferred shares
   Number of common shares at the
     applicable conversion ratio...                            -         2,400,000                   -    2,400,000


11.  RECLASSIFICATION

     Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the September 1998 presentation.


12.  SUBSEQUENT EVENTS

     On October 1, 1998 the Company increased borrowings under the amended revolving credit facility by $20.0 million to purchase the remaining ownership interests that it did not already own in the Richard Ellis Australia and New Zealand businesses (Victoria, Queensland, Sydney, Auckland and Wellington). On a preliminary basis, the purchase price will largely be allocated to goodwill which will be amortized over its estimated useful life of 30 years.

     On October 15, 1998 the Company announced that its board of directors had approved a repurchase program under which it will begin purchasing up to $10.0 million of its common stock. As of November 10, 1998 the Company had purchased approximately 338,900 shares at a weighted average price of $19.01 per share.

     On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc., a regional mortgage banking firm, for approximately $5.6 million in cash, a note payable of $2.2 million bearing interest at 9.0% with three annual payments beginning October 1999, and $0.2 million of deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price will largely be allocated to intangibles and goodwill which will be amortized over their estimated useful lives of 7 and 30 years, respectively.

     In October 1998 the Company offered all employees under the 1990 Stock Option Plan who hold options that expire in April 1999 a loan equal to 100% of the total exercise price plus 40% of the difference between the current market value of the shares and the exercise price. Loan proceeds were applied towards the total exercise price and payroll withholding taxes. The loans are evidenced by full recourse promissory notes having a maturity of five years at an interest rate of 6.0%. Interest is due annually, while the principal is due the earlier of five years or the sale of the shares. The shares issued under this offering may not be sold until after 18 months from the date of issuance. A total of 405,000 shares were issued under this offering for a total loan amount of $5.3 million.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION -

   CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") provides real estate services through approximately 215 offices worldwide. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional real estate broker to being a diversified real estate services firm. Its outsourcing, transaction management, advisory services and facilities management services to corporate real estate user services (referred to as "Corporate Services"), property management services ("Management Services") and capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services") are either the largest or one of the largest such businesses in the United States and in the aggregate accounted for more than $306.7 million in 1997 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $423.5 million in 1997 revenue and is one of the largest such businesses in the United States.

   As part of its strategic emphasis in developing its business worldwide and tactical emphasis in enhancing geographic market penetration, the Company has, since the beginning of 1995, completed 13 acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

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

RESULTS OF OPERATIONS -

  Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising occupancy and rental levels, and, as a result, property values as well as from significant expansion into international markets. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company. The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                               Quarter Ended September 30,         Nine Months Ended September 30,
                                             --------------------------------   -----------------------------------
                                                   1998            1997               1998               1997
                                             --------------  ----------------   ----------------    ---------------
                                                                      (Dollars in thousands)
   Revenue...............................  $273,803  100.0%  $177,520   100.0%  $704,214  100.0%  $469,542  100.0%
   Costs and expenses:
          Commissions, fees and other
             incentives..................   113,559   41.5     87,588    49.3    310,641   44.1    237,716   50.6
          Operating, administrative
             and other...................   124,309   45.4     69,046    38.9    314,330   44.6    185,642   39.5
          Merger-related and other
             nonrecurring costs..........         -      -     12,924     7.3     16,585    2.4     12,924    2.8
          Depreciation and amortization..     9,337    3.4      6,098     3.4     22,086    3.1     12,272    2.6
                                           --------  -----   --------   -----   --------  -----   --------  -----

   Operating income......................    26,598    9.7      1,864     1.1     40,572    5.8     20,988    4.5
   Interest income.......................       703    0.3        740     0.4      1,968    0.3      1,959    0.4
   Interest expense......................     9,628    3.5      4,158     2.3     21,359    3.0     12,007    2.6
                                           --------  -----   --------   -----   --------  -----   --------  -----

   Income (loss) before provision
       (benefit) for income tax and
       extraordinary items...............    17,673    6.5     (1,554)   (0.8)    21,181    3.1     10,940    2.3

   Provision (benefit) for income tax....     7,534    2.8       (569)   (0.2)    10,257    1.5      4,786    1.0
                                           --------  -----   --------   -----   --------  -----   --------  -----

   Income (loss) before extraordinary
       items.............................    10,139    3.7       (985)   (0.6)    10,924    1.6      6,154    1.3

   Extraordinary items, net..............         -      -        951     0.5          -      -        951    0.2
                                           --------  -----   --------   -----   --------  -----   --------  -----

   Net income (loss).....................  $ 10,139    3.7%  $ (1,936)  (1.1)%  $ 10,924    1.6%  $  5,203    1.1%
                                           ========  =====   ========   =====   ========  =====   ========  =====

   EBITDA excluding merger-related
       and other nonrecurring costs......  $ 35,935   13.1%  $ 20,886    11.8%  $ 79,243   11.3%  $ 46,184    9.9%
                                           ========  =====   ========   =====   ========  =====   ========  =====


QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

     The Company reported CONSOLIDATED NET INCOME of $10.1 million for the quarter ended September 30, 1998, on revenues of $273.8 million. The net income applicable to common stockholders was $10.1 million, or $0.48 diluted earnings per share for the quarter ended September 30, 1998.

     REVENUES on a consolidated basis were $273.8 million, an increase of $96.3 million or 54.2% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the U.S. and the full contribution from Koll Real Estate Services ("Koll"), REI Limited ("REI") and Hillier Parker ("HP"). This improvement reflected both the Company's position and increasing consumer confidence in the U.S. economy and, in particular, real estate assets and improving real estate market liquidity. However, during the month of September 1998, the Company experienced a slowdown in investment sales which it believes is attributable to the perceived crisis in global financial markets. The Company believes that investment sales could be adversely impacted in the fourth quarter of 1998 if the financial markets continue to be in disarray and that mortgage originations in the conduit markets, which are a part of the global financial markets, could also be adversely affected in the fourth quarter.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $113.6 million, an increase of $26.0 million or 29.7% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 41.5% for the quarter ended September 30, 1998, compared to 49.3% for the quarter ended September 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Koll which has a higher percentage of base management fee revenue which has no related commission expense and REI and HP which generally do not operate under a commission based program.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $124.3 million, an increase of $55.3 million or 80.0% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. As a percentage of revenue, operating, administrative and other were 45.4% for the quarter ended September 30, 1998 compared to 38.9% for the quarter ended September 30, 1997. The increase in amount and percentage is primarily due to increased operating activity and the acquisition of Koll, REI and HP, which have higher fixed operating expenses. Due to the integration of Koll, REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   CONSOLIDATED INTEREST INCOME was $0.7 million for the quarters ended September 30, 1998 and 1997. CONSOLIDATED INTEREST EXPENSE was $9.6 million, an increase of $5.5 million or 131.6% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. The increase in interest expense resulted from the issuance of senior subordinated notes and increased revolving credit facility borrowings which were used for the repurchase of the Company's preferred stock, to acquire businesses, and for payments on other indebtedness.

   PROVISION FOR INCOME TAX on a consolidated basis was $7.5 million, an increase of $8.1 million for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. The increase in tax expense is attributable to increased earnings which include international earnings from various foreign jurisdictions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA, EXCLUDING MERGER-RELATED AND OTHER NONRECURRING COSTS was $35.9 million for the quarter ended September 30, 1998, as compared to $20.9 million for the quarter ended September 30, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

   The Company reported CONSOLIDATED NET INCOME of $10.9 million for the nine months ended September 30, 1998, on revenues of $704.2 million. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $21.3 million, or $1.07 diluted loss per share for the nine months ended September 30, 1998. Excluding the deemed dividend and merger-related and other nonrecurring charges of $16.6 million, and related tax effect, diluted earnings would have been $0.96 per share.

   REVENUES on a consolidated basis were $704.2 million, an increase of $234.7 million or 50.0% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the U.S., a full contribution from Koll and a partial contribution from REI and HP. This improvement reflected both the Company's position and increasing consumer confidence in the U.S. economy and, in particular, real estate assets and improving real estate market liquidity.

   COMMISSIONS, FEES AND OTHER INCENTIVES on a consolidated basis were $310.6 million, an increase of $72.9 million or 30.7% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 44.1% for the nine months ended September 30, 1998, compared to 50.6% for the nine months ended September 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the acquisition of Koll, which has a higher percentage of base management fee revenue which has no related commission expense and REI which generally does not operate under a commission based program.

   OPERATING, ADMINISTRATIVE AND OTHER on a consolidated basis was $314.3 million, an increase of $128.7 million or 69.3% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. As a percentage of revenue, operating, administrative and other were 44.6% for the nine months ended September 30, 1998 compared to 39.5% for the nine months ended September 30, 1997. The increase in amount and percentage is primarily due to increased operating activity and the acquisition of Koll and REI which have higher fixed operating expenses. Due to the integration of Koll and the partial integration of REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   MERGER-RELATED AND OTHER NONRECURRING CHARGES were $16.6 million for the nine months ended September 30, 1998. These charges represent $3.8 million of costs associated with the REI acquisition and integration, $4.8 million related to name change costs, and $8.0 million related to the write down in the carrying value of the Company headquarters' building to its estimated fair market value. The Company intends to sell and relocate from its current headquarters' building.

   CONSOLIDATED INTEREST INCOME was $2.0 million for the nine months ended September 30, 1998 and 1997. CONSOLIDATED INTEREST EXPENSE was $21.4 million, an increase of $9.4 million or 77.9% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The increase resulted from the issuance of senior subordinated notes and increased revolving credit facility borrowings which were used for the repurchase of the Company's preferred stock, to acquire businesses, and for payments on other indebtedness.

   PROVISION FOR INCOME TAX on a consolidated basis was $10.3 million, an increase of $5.5 million or 114.3% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. The increase in tax expense is attributable to increased earnings which include international earnings from various foreign jurisdictions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA, EXCLUDING MERGER-RELATED AND OTHER NONRECURRING COSTS was $79.2 million for the nine months ended September 30, 1998, as compared to $46.2 million for the nine months ended September 30, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

SEGMENT OPERATIONS

   The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Management Services and Financial Services. Brokerage Services consists of commercial property sales and leasing. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Management Services consists of property management. Financial Services consists of mortgage loan origination and servicing, appraisal, investment property, realty advisory and capital markets businesses. The following tables summarize the revenue, costs and expenses, and operating income
(loss) by operating segment for the quarters ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997.

                                                     Quarter Ended September 30,               Nine Months Ended September 30,
                                               --------------------------------------   -------------------------------------------
                                                      1998                  1997               1998                     1997
                                               -------------------  -----------------   --------------------  ---------------------
                                                                           (Dollars in thousands)
BROKERAGE SERVICES
 Revenue.....................................  $136,435    100.0%    $102,676   100.0%  $372,014      100.0%     $281,858     100.0%

 Costs and expenses:
   Commissions, fees and other incentives....    71,469     52.4       57,280    55.8    196,229       52.8       157,977      56.0
   Operating, administrative and other.......    50,697     37.1       33,007    32.2    131,878       35.4        95,539      33.9
   Depreciation and amortization.............     3,228      2.4        3,633     3.5      7,254        1.9         6,548       2.3
                                               --------   ------     --------  ------   --------     ------      --------     -----
 Operating income............................  $ 11,041      8.1%    $  8,756     8.5%  $ 36,653        9.9%     $ 21,794       7.8%
                                               ========   ======     ========  ======   ========     ======      ========     =====
 EBITDA......................................  $ 14,269     10.5%    $ 12,389    12.1%  $ 43,907       11.8%     $ 28,342      10.1%
                                               ========   ======     ========  ======   ========     ======      ========     =====
CORPORATE SERVICES
 Revenue.....................................  $ 20,330    100.0%    $ 10,300   100.0%  $ 50,104      100.0%     $ 22,554     100.0%

 Costs and expenses:
   Commissions, fees and other incentives....     6,326     31.1        5,016    48.7     18,069       36.1        11,895      52.8
   Operating, administrative and other.......    11,049     54.4        4,880    47.4     30,697       61.2        10,047      44.5
   Depreciation and amortization.............       626      3.0          179     1.7      1,743        3.5           305       1.3
                                               --------   ------     --------  ------   --------     ------      --------     -----
 Operating income (loss).....................  $  2,329     11.5%    $    225     2.2%  $   (405)      (0.8)     $    307       1.4%
                                               ========   ======     ========  ======   ========     ======      ========     =====
 EBITDA......................................  $  2,955     14.5%    $    404     3.9%  $  1,338        2.7%     $    612       2.7%
                                               ========   ======     ========  ======   ========     ======      ========     =====
MANAGEMENT SERVICES
 Revenue.....................................  $ 34,163    100.0%    $ 16,133   100.0%  $ 85,641      100.0%     $ 38,017     100.0%

 Costs and expenses:
   Commissions, fees and other incentives....     5,951     17.4        4,642    28.8     19,301       22.6        13,758      36.2
   Operating, administrative and other.......    22,869     67.0       10,175    63.0     57,151       66.7        21,052      55.4
   Depreciation and amortization.............     1,908      5.6          670     4.2      4,478        5.2           986       2.6
                                               --------   ------     --------  ------   --------     ------      --------     -----
 Operating income............................  $  3,435     10.0%    $    646     4.0%  $  4,711        5.5%     $  2,221       5.8%
                                               ========   ======     ========  ======   ========     ======      ========     =====
 EBITDA......................................  $  5,343     15.6%    $  1,316     8.2%  $  9,189       10.7%     $  3,207       8.4%
                                               ========   ======     ========  ======   ========     ======      ========     =====
FINANCIAL SERVICES
 Revenue.....................................  $ 82,875    100.0%    $ 48,411   100.0%  $196,455      100.0%     $127,113     100.0%

 Costs and expenses:
   Commissions, fees and other incentives....    29,813     36.0       20,650    42.7     77,042       39.2        54,086      42.6
   Operating, administrative and other.......    39,694     47.9       20,984    43.3     94,604       48.2        59,004      46.4
   Depreciation and amortization.............     3,575      4.3        1,616     3.3      8,611        4.4         4,433       3.5
                                               --------   ------     --------  ------   --------     ------      --------     -----
 Operating income............................  $  9,793     11.8%    $  5,161    10.7%  $ 16,198        8.2%     $  9,590       7.5%
                                               ========   ======     ========  ======   ========     ======      ========     =====
 EBITDA......................................  $ 13,368     16.1%    $  6,777    14.0%  $ 24,809       12.6%     $ 14,023      11.0%
                                               ========   ======     ========  ======   ========     ======      ========     =====
MERGER-RELATED AND OTHER NONRECURRING COSTS..  $      -              $ 12,924           $ 16,585                 $ 12,924
                                               ========              ========           ========                 ========
TOTAL OPERATING INCOME.......................  $ 26,598              $  1,864           $ 40,572                 $ 20,988
                                               ========              ========           ========                 ========
TOTAL EBITDA EXCLUDING MERGER-RELATED AND
 OTHER NONRECURRING COSTS....................  $ 35,935              $ 20,886           $ 79,243                 $ 46,184
                                               ========              ========           ========                 ========

   Segment operating income (loss) excludes interest income, interest expense, merger-related and other nonrecurring costs and provision for income taxes.

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1997

BROKERAGE SERVICES

   Revenue increased by $33.8 million or 32.9% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, due to the continued improvement of the real estate market and the contributions from REI and HP.
The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997. Commissions, fees and other incentives increased by $14.2 million or 24.8% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 52.4% for the quarter ended September 30, 1998 compared to 55.8% for the quarter ended September 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a commission based program. Operating, administrative, and other increased by $17.7 million or 53.6% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The increase in the amount is primarily a result of business promotion expenses, additional personnel requirements and office operations expenses, which contributed to the increase in revenue, the integration of REI and HP including salaries related to revenue generation and incentive compensation based on increased operating results. Depreciation and amortization decreased by $0.4 million or 11.1% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, primarily as a result of the write-off of Langdon Rieder acquisition goodwill of $2.1 million in 1997 offset in part by 1998 additional investments in hardware and software to support the increase in new business and the acquisition goodwill of REI and HP.

CORPORATE SERVICES

   Revenue increased by $10.0 million or 97.4% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, primarily due to the contribution from Koll, REI and HP as well as an increase in the total number and size of corporate services sales and lease transactions closed for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. Commissions, fees and other incentives increased by $1.3 million or 26.1% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, but decreased as a percentage of revenue from 48.7% to 31.1% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, REI and HP, do not have corresponding commission expenses. Operating, administrative, and other increased $6.2 million or 126.4% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, primarily related to the acquisition of Koll, REI and HP which have higher fixed operating expenses, additional personnel requirements and business promotion expenses. In addition, the Company made ongoing infrastructure investments to expand the corporate services business with the combination of REI and HP. As a percentage of revenue, operating, administrative and other were 54.3% for the quarter ended September 30, 1998 compared to 47.4% for the quarter ended September 30, 1997. The increase in operating, administrative and other as a percentage of revenue is primarily due to the integration of Koll, REI and HP. Depreciation and amortization increased by $0.4 million or 249.7% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, primarily related to the acquisition of Koll, REI and HP.

MANAGEMENT SERVICES

   Revenue increased by $18.0 million or 111.8% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997 primarily due to the contribution from Koll, REI and HP. Commissions, fees and other incentives increased by $1.3 million or 28.2% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, but decreased as a percentage of revenue from 28.8% to 17.4% primarily because the base contract management fee revenues, which increased as a result of the acquisitions of Koll, REI and HP, do not have corresponding commission expenses. Operating, administrative, and other increased $12.7 million or 124.8% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. As a percentage of revenue, operating, administrative and other were 66.9% for the quarter ended September 30, 1998 compared to 63.0% for the quarter ended September 30, 1997. The increase in amount and percentage is primarily due to the integration of Koll, REI and HP. Depreciation and amortization increased by $1.2 million or 184.8% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997, primarily related to the acquisition of Koll, REI and HP.

FINANCIAL SERVICES

   Revenue increased by $34.5 million or 71.2% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity and the full contribution from Koll, REI and HP. Commissions, fees and other incentives increased by $9.2 million or 44.4% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services. As a percentage of revenue, commissions, fees and other incentives were 36.0% for the quarter ended September 30, 1998 compared to 42.7% for the quarter ended September 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which do not operate under commission based programs. Operating, administrative, and other increased by $18.7 million or 89.2% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997, primarily as a result of business promotion expenses and additional personnel requirements, which contributed to the increase in revenue, and the integration of Koll and REI. Depreciation and amortization increased by $2.0 million or 121.2% for the quarter ended September 30, 1998, as compared to the quarter ended September 30, 1997, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of Koll, REI and HP.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

BROKERAGE SERVICES

   Revenue increased by $90.2 million or 32.0% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, due to the continued improvement of the real estate market and the partial contribution from REI and HP. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Commissions, fees and other incentives increased by $38.3 million or 24.2% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 52.8% for the nine months ended September 30, 1998 compared to 56.0% for the quarter ended September 30, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a commission based program. Operating, administrative, and other increased by $36.3 million or 38.0% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in the amount is primarily a result of additional personnel requirements and business promotion and office operations expenses, which contributed to the increase in revenue, the integration of REI and incentive compensation based on increased operating results. Depreciation and amortization increased by $0.7 million or 10.8% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, primarily as a result of additional investments in hardware and software to support the increase in new business and the acquisition of REI and HP, offset in part by the write-off of Langdon Rieder acquisition goodwill of $2.1 million in 1997.

CORPORATE SERVICES

   Revenue increased by $27.6 million or 122.2% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily due to the contribution from Koll and an increase in the total number and size of corporate services sales and lease transactions closed for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. Commissions, fees and other incentives increased by $6.2 million or 51.9% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, but decreased as a percentage of revenue from 52.7% to 36.1% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $20.7 million or 205.5% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily related to the acquisition of Koll, which has higher fixed operating expenses, additional personnel requirements, business promotion expenses and the investment made in infrastructure to expand corporate services business from the combination with REI. As a percentage of revenue, operating, administrative and other were 61.2% for the nine months ended September 30, 1998 compared to 44.5% for the nine months ended September 30, 1997. The increase in operating, administrative and other as a percentage of revenue is primarily due to the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $1.4 million or 471.5% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, primarily related to the acquisition of Koll, REI and HP.

MANAGEMENT SERVICES

   Revenue increased by $47.6 million or 125.3% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997 primarily due to the contribution from Koll. Commissions, fees and other incentives increased by $5.5 million or 40.3% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, but decreased as a percentage of revenue from 36.2% to 22.6% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $36.1 million or 171.5% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. As a percentage of revenue, operating, administrative and other were 66.7% for the nine months ended September 30, 1998 compared to 55.4% for the nine months ended September 30, 1997. The increase in amount and percentage is primarily due to the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $3.5 million or 354.2% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, primarily related to the acquisition of Koll and REI.

FINANCIAL SERVICES

   Revenue increased by $69.3 million or 54.6% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, an increase in valuation and appraisal services revenue related to heightened real estate market liquidity and the full contribution of Koll and the partial contribution of REI and HP. Commissions, fees and other incentives increased by $23.0 million or 42.4% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services. Operating, administrative, and other increased by $35.6 million or 60.3% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily as a result of business promotion expenses and additional personnel requirements, which contributed to the increase in revenue, and the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $4.2 million or 94.2% for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of Koll, REI and HP.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund the preferred stock repurchase, business acquisitions and other working capital requirements, the Company borrowed approximately $172.8 million through the issuance of senior subordinated notes and had additional net borrowings of $60.0 million under the revolving credit facility, during the nine months ended September 30, 1998. The Company's EBITDA, excluding merger-related and other nonrecurring costs, was $79.2 million and $46.2 million for the nine months ended September 30, 1998 and 1997, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed in Results of Operations.

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

   Net cash provided by operating activities was $26.5 million for the nine months ended September 30, 1998, compared to $25.8 million for the nine months ended September 30, 1997. The change is primarily due to higher incentive payments resulting from improved operating performances in 1997 and changes in components of operating assets and liabilities.

   Net cash used in investing activities was $199.8 million for the nine months ended September 30, 1998, compared to $10.3 million for the nine months ended September 30, 1997. The increase primarily resulted from the acquisitions of businesses including REI and HP, an increase in purchases of property and equipment and additional supplemental purchase price payments in connection with a 1995 acquisition.

   Net cash provided by financing activities was $149.4 million for the nine months ended September 30, 1998, compared to cash used in financing activities of $21.2 million for the nine months ended September 30, 1997. The increase primarily resulted from an increase in borrowings from the revolving credit facility and issuance of the senior subordinated notes offset in part by the payment for the repurchase of the Company's preferred stock and periodic repayments of the revolving credit facility.

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $180.0 million as of September 30, 1998. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on amounts outstanding at September 30, 1998 was 7.35%.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes due on September 1, 2006. The Senior Subordinated Notes are redeemable in whole or in part after September 1, 2002. On or before September 1, 2001, 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering.

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

   The Company expects to have capital expenditures ranging from $20.0 million to $25.0 million in 1998. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

   On October 15, 1998 the Company announced that its board of directors had approved a repurchase program under which it will begin purchasing up to $10.0 million of its common stock. As of November 10, 1998 the Company had purchased approximately 338,900 shares at a weighted average price of $19.01 per share.

YEAR 2000 ISSUES

   The Company has assessed and continues to assess the impact of the Year 2000 ("Y2K") on its information technology (IT) and non-IT systems and is in the process of replacing or upgrading the affected hardware and software. Y2K problems exist because many computer systems and applications currently use only two-digits to designate a year, which may cause date sensitive systems to recognize the year 2000 as 1900 or not at all. The Company's proprietary and client accounting systems, other IT systems and embedded (elevator, HVAC, and other non-IT) systems are all potentially subject to problems relating to the inability of such systems to appropriately interpret the upcoming calendar year "2000" and beyond.

   Some of the Company's systems include hardware and packaged software recently purchased from vendors who have represented that these systems are Y2K compliant. The Company has created an integration team to test all of its significant software and to determine whether embedded technology is Y2K compliant. The Company believes that Y2K issues for certain of its acquired businesses, including those in Canada and Australia, are more serious than Y2K issues in the United States and Europe. The local management and the integration team are developing compliance plans for these acquired business locations. The Company has completed installation of certain of its client accounting systems and expects to complete installation of compliant proprietary accounting systems by the end of 1999. Although there are no assurances any of the systems will be compliant by the end of 1999, the Company believes that its proprietary accounting systems, information technology and embedded systems will be Y2K compliant by the end of 1999. The Company, like many other companies, will incur expenditures over this time to address this issue, and cost specifically associated with modifying internal-use software for Y2K compliance will be expensed as incurred. To date, the Company estimates that it has spent approximately $4.0 million to address the Y2K issue which includes replacing and upgrading the affected hardware and software. The Company estimates approximately $7.0 million of remaining costs to fully address the Y2K issue.

   The Company relies on a number of vendors and suppliers, including banks, telecommunication providers, and other providers of goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Year 2000 issue could have a material adverse impact on the Company's operations. The Company's reliance on single vendor source suppliers, however, is minimal. An assessment to determine whether all of its vendors and suppliers are Y2K compliant is scheduled to be complete by the end of 1998. In addition, certain of the Company's clients, particularly many of its management services clients, require the Company to utilize client provided IT systems in connection with the Company's provision of services. An assessment to determine whether these clients' systems are Y2K compliant, and if not, a development of a compliance plan, is currently underway.

   The Company is continuing to assess potential Y2K risks associated with each of its systems. A project team working with each system is responsible for development of contingency plans that will address these risks. At this time, the Company believes costs incurred in responding to other parties' Y2K computer system deficiencies, together with the cost of any required modifications to the Company's systems, will not have a material impact on the Company's results of operations or financial condition. However, the Company believes that a failure to correct a material Y2K problem could result in an interruption of, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the uncertainty inherent in the Y2K risks and the Company's incomplete assessment of the risks, particularly with respect to third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material adverse impact on the Company's results of operations, liquidity or financial condition.


ACQUISITIONS

   On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc., a regional mortgage banking firm, for approximately $5.6 million in cash, a note payable of $2.2 million bearing interest at 9.0% with three annual payments beginning October 1999, and $0.2 million of deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price will largely be allocated to intangibles and goodwill which will be amortized over their estimated useful lives of 7 and 30 years, respectively.

   On October 1, 1998 the Company purchased the remaining ownership interests that it did not already own in the

Richard Ellis Australia and New Zealand businesses (Victoria, Queensland, Sydney, Auckland and Wellington). The costs for the remaining interest was $20.0 million in cash. On a preliminary basis, the purchase price will largely be allocated to goodwill which will be amortized over its estimated useful life of 30 years.

   On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price will largely be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 5 and 30 years, respectively.

   On July 7, 1998 the Company acquired the business of Hillier Parker, a commercial property services partnership operating in the United Kingdom. The acquisition was accounted for as a purchase. The purchase price for Hillier Parker included approximately $63.9 million in cash and $7.1 million in shares of the Company's Common Stock. In addition, the Company adopted a special incentive compensation plan for senior Hillier Parker employees with a potential payout over three years of approximately $12.5 million and assumed various annuity obligations of approximately $15.0 million. On a preliminary basis, the purchase price has largely been allocated to goodwill which will be amortized on a straight line basis over its estimated useful life of 30 years.

   On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's interest in the combined enterprise was $5.7 million.

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


RECENT LITIGATION

   In August 1993, a former commissioned salesperson of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergin County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996 a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages and an appellate ruling is expected in late 1998 or early 1999. The Company has established reserves for this case, and management believes the reserves are adequate as of September 30, 1998. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


NET OPERATING LOSSES

   The Company had U.S. federal income tax NOLs of approximately $133.6 million as of December 31, 1997, corresponding to $46.8 million of the Company's $67.8 million in net deferred tax assets before valuation allowance, of which $29.9 has been reserved through valuation allowances. The valuation allowances were based on management's conclusion regarding the realizability of this deferred tax asset on a more likely than not basis, as defined in Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. In reaching this conclusion, management considered the Company's past operating results, the current year events and trends, including the impact, if any, of the acquisitions that were concluded during the year and other factors. Management evaluates the appropriateness of all or part of these valuation allowances on a periodic basis and if the Company concludes there is a change with respect to realizability, any necessary adjustments are made at that time.

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

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. Based on derivative instruments outstanding, SFAS No. 133 is not anticipated to have a significant impact on earnings or other components of comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risks includes changes in the value of certain investments, changes in interest rates on debt obligations and fluctuations in rates of exchange relating to its business outside the U.S. The Company is an investment manager for and an investor in certain limited partnerships. The amount of exposure arising from capital at risk in these investments is considered immaterial. Interest rate risk is evaluated by estimating the impact of possible interest rate changes on the results of operations. On that basis, the impact is considered to be immaterial. While the Company operates in 29 countries outside the U.S., exposure to changes in foreign exchange rates is limited by the fact that the net monetary assets subject to devaluation risk are not significant. There were no material derivatives outstanding at September 30, 1998.


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

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (A)   EXHIBITS

          The following are furnished as exhibits to this report:

          10.1 Amendment No. 1 to the Amended and Restated Credit Agreement dated May 20, 1998 among CB Richard Ellis Services, Inc.; Wells Fargo Bank, N.A.; The Bank of Nova Scotia; Credit Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch; Keybank National Association; The Long-Term Credit Bank of Japan, Ltd., Los Angeles Agency; and other financial institutions party to the agreement

          27    Financial Data Schedule (filed only with the SEC)

          99 Press release dated November 11, 1998 concerning the Company's results of operations for the quarter and nine months ended September 30, 1998

    (B)   REPORTS ON FORM 8-K

          (i) Form 8-K dated July 1, 1998 filing the REI Limited financial statements for the year ended December 31, 1997 and for the quarter ended March 31, 1998.

          (ii) Form 8-K dated July 7, 1998 announcing the completion of the Company's acquisition of Hillier Parker May & Rowden ("Hillier Parker"), a London-based commercial property services firm. The Company also disclosed the issuance of equity securities pursuant to Regulation S in connection with the acquisition of Hillier Parker.

          (iii) Form 8-K dated September 22, 1998 announcing the Company's acquisition of ownership interests in its businesses located in Canada, Australia and New Zealand which it did not already own.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CB RICHARD ELLIS SERVICES, INC.


       Date:  November 13, 1998                   /s/ Debra L. Morris
                                            -----------------------------------
                                                     Debra L. Morris
                                                  Senior Vice President,
                                              Global Chief Accounting Officer

                                 EXHIBIT INDEX

       Exhibit
       Number                           Description of Exhibit
       ------            -----------------------------------------------------
        10.1             Amendment No. 1 to the Amended and Restated Credit
                         Agreement dated May 20, 1998 among CB Richard Ellis
                         Services, Inc.; Wells Fargo Bank, N.A.; The Bank of
                         Nova Scotia; Credit Lyonnais Los Angeles Branch;
                         Dresdner Bank AG, New York Branch; Keybank National
                         Association; The Long-Term Credit Bank of Japan, Ltd.,
                         Los Angeles Agency; and other financial institutions
                         party to the agreement

        27               Financial Data Schedule (filed only with the SEC)

        99               Press release dated November 11, 1998 concerning the
                         Company's results of operations for the quarter and nine months ended September 30, 1998