Form 10-K405
period 1998-12-31
CB RICHARD ELLIS SERVICES INC
filed 1999-03-31
CIK 852203

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1998

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number 001-12231

                               ----------------

                        CB RICHARD ELLIS SERVICES, INC.
            (Exact name of Registrant as specified in its charter)

                  Delaware                                       52-1616016
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        200 North Sepulveda Boulevard
           El Segundo, California                                90245-4380
  (Address of principal executive offices)                       (Zip Code)

                                (310) 563-8600
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock $.01 par value

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on February 26, 1999 was $240,031,399.

  Number of shares of Common Stock outstanding at February 26, 1999 was 20,641,401.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its May 18, 1999 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Company Overview

  CB Richard Ellis Services, Inc. ("CBRE Services") a holding company that conducts its operations through more than 100 direct and indirect subsidiaries including CB Richard Ellis, Inc. ("CBRE"), L.J. Melody & Company, CB Richard Ellis Investors, L.L.C. ("CBRE Investors") and CB Hillier Parker Limited (CBRE Services and its direct and indirect subsidiaries are herein collectively referred to as the "Company").

  The Company is the largest vertically-integrated commercial real estate services company in the world with 1998 revenue of $1.035 billion, approximately 140 principal offices in the U.S. and over 90 offices outside the U.S. including offices in Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, Peoples Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom. The Company provides a full range of services to commercial real estate tenants, owners and investors including: (i) brokerage (facilitating sales and leases) ("Brokerage Services"); (ii) transaction management, consulting services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management and related services ("Asset Services"); and (iv) capital market activities, including mortgage origination and servicing, investment management and advisory services, investment property transactions (acquisitions and sales on behalf of investors), real estate market research and valuation services (collectively "Financial Services").

Industry Trends

  Over the last ten years, the commercial real estate industry has experienced various structural changes, and since 1994 the industry has generally experienced a broad recovery from the real estate "depression" of the early 1990s. However, in September and October of 1998 a mini-liquidity crisis occurred in the many of the world's capital markets (and particularly the Commercial Mortgage-Backed Securities ("CMBS") market) which has adversely affected investment property transactions on a worldwide basis and slowed down the rate of growth in Brokerage Services and mortgage origination. This mini-liquidity crisis is expected to continue into the first half of 1999 and possibly beyond but it is the Company's belief that it is a temporary phenomenon and not a structural change. Accordingly, management believes that the factors and the resulting trends which have favorably influenced real estate services since 1994 will continue once liquidity returns. The most important of these factors and trends are discussed below. The Company believes that overall, they create a continuing opportunity for the Company to leverage its experience, multi-discipline integrated services, multi-market presence and brand equity to its competitive advantage but recognizes (as the events of September and October of 1998 demonstrated) that their generally positive influence can be adversely affected by changes in global economic conditions.

 .  Healthy Commercial Real Estate Markets.

  Coincident with the longer term structural shifts in the commercial real estate industry, commercial real estate markets in the United States, Europe and Australia have essentially recovered over the last several years, experiencing increased activity in many product types and geographical market areas. This has been particularly true in California, where the Company has a significant market presence. Relatively strong markets also are prevalent in a number of other major real estate markets where the Company has operations, including Australia, the United Kingdom (although the rate of growth in 1999 is expected to be slower than that of 1998), France and the Netherlands and in the United States, Arizona, Texas, the New England area and the Washington, D.C./Baltimore areas. Office and industrial building occupancy levels have generally been rising, rental rates have been increasing and, correspondingly, property values have been rising. In Asia the trend throughout most of 1998 was declining revenues as the various Asian countries attempted to deal with their significant economic problems. The Company believes that those problems will continue in 1999 and beyond but that in certain countries potential for profit exists on an opportunistic basis.

 . Changing Composition and Needs of Investors in and Owners of Commercial Real Estate Assets.

  Investors in and owners of commercial real estate assets have become increasingly institutional (including pension funds, life insurance companies, banks, property companies and in the United States, publicly-held real estate investment trusts ("REIT")). Simultaneously, their investment and management needs have become increasingly multi-market due to the fact that the commercial real estate properties in their portfolios are typically located in numerous geographic locations. With respect to institutions other than REITs, this change in the ownership characteristics and management requirements of institutional real estate investors and owners has fueled the demand for the growth of multi-service, nationally or internationally-oriented real estate service providers. As most REITs are internally managed and to date generally have outsourced only their brokerage service needs, their demand for the Company's other real estate services has been less than that of other institutional investors. The Company believes that the REITs are a potential growth area if Wall Street puts a premium on growth in funds from operations ("FFO") and because of this influence, REITs elect to outsource various property management functions which can be performed more efficiently by broadly based management organizations like the Company. However, to date the Company has seen no indication of REIT outsourcing due to expense containment although the Company currently manages multiple assets for several REITs and frequently originates mortgages for them.

 .  Continuing Corporate Outsourcing Trend.

  Shareholder pressure for higher performance and return on equity within most public corporations around the globe has heightened corporate management's awareness that corporate real estate assets are a major component of corporate net worth. Simultaneously, with competitive pressures encouraging greater focus on core businesses, companies have emphasized leaner staffing in non-core activities and, as a result, outsourced certain non-core activities to third parties. As a consequence, the demand for multi-discipline, multi-market global professional real estate service firms that provide integrated services capable of supplementing a corporate real estate department has increased significantly. The Company's unique, wholly owned global network provides access to North American, European, South American and Asian companies interested in outsourcing and provides a global network of very high quality to provide service to companies throughout the world in the outsourcing process. As a result of its 1998 acquisitions the Company has the ability to deliver commercial real estate and related services in every major world market.

 .  Changing CMBS Market.

  The CMBS market has developed to a stage where it is an integral funding source for real estate markets in the United States and is benefiting the industry by enhancing the liquidity level for real estate although that liquidity was materially and adversely affected beginning in the late third quarter of 1998 as a result of a series of worldwide events. As a consequence of those events, the Company's CMBS mortgage originations and investment property transactions in the fourth quarter of 1998 were, and in the first quarter of 1999 are expected to be, reduced. Historically, the majority of third-party financing for commercial real estate assets was provided by banks and insurance companies who generally held the mortgage loans they originated to the maturity date of the mortgage loans. More recently, Wall Street firms and financial institutions have been providing a significant amount of third-party mortgage financing, and have been accessing the public debt markets by issuing CMBS in order to securitize their portfolios and avoid holding mortgage loans for the long term. The Company believes that its overall market presence, extensive available market data and access to real estate transaction deal flow positions its mortgage banking business to benefit substantially from the expansion of the CMBS market. The Company's national geographic coverage and mortgage origination capabilities through its L. J. Melody & Company subsidiary have caused it to become one of the largest suppliers of commercial mortgages to the CMBS market (over $1.9 billion in aggregate originations in 1998 or 27% of the Company's $7 billion in new originations). In addition, the Company expects to service a majority of the mortgage loans that it originates and the profit margin potential for servicing an increasing volume of mortgage loans may be significant for the Company's mortgage banking business. The Company currently services over $11 billion in loans. The Company does not currently securitize loans or take principal risk in its mortgage origination business. The Company believes that the liquidity problems which adversely affected the CMBS markets in late 1998 and early 1999 are temporary, but there can be no assurance that this belief is accurate.

Acquisitions

  The Company does not presently intend to pursue a substantive acquisition strategy in 1999 but it will consider opportunistic acquisitions in its mortgage banking, brokerage and property management businesses.

  Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, management anticipates that past acquisitions have and future acquisitions may adversely affect net income, especially in the first year or two following the acquisition. This problem is compounded when, as in the case of the 1997 Koll acquisition, the amortization of goodwill must be deducted for financial reporting purposes but is not deductible for actual tax purposes with the result that the provision for taxes for financial reporting purposes is 47-51% when the actual tax rate is 40-45%. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which costs the Company intends to take as a single charge at the time of the acquisition to the maximum extent possible). Finally, acquisitions can present serious integration problems both in terms of personality and cultural differences (both of which caused material problems in integrating CB Richard Ellis Investors), and in terms of stress on accounting personnel and other infrastructure systems (which materially slowed the integration of Koll Real Estate Services and to some extent has slowed the financial integration of
REI). Management does not intend to pursue acquisitions unless they are accretive to income before interest expense and provision for amortization of goodwill and intangibles and to operating cash flows (excluding the costs of integration).

The Company's Businesses

 Brokerage Services

  The Company and its predecessors have provided commercial real estate brokerage services since 1906 through the representation of buyers, sellers, landlords and tenants in connection with the sale and lease of office space, industrial buildings, retail properties, multi-family residential properties and unimproved land. In 1998, the Company generated revenues from commercial real estate brokerage services of approximately $546.4 million representing approximately 30,400 completed transactions. In 1998, brokerage facilitated over 5,600 sale transactions with an aggregate estimated total consideration of approximately $23.0 billion and approximately 25,000 lease transactions involving aggregate rents, under the terms of leases facilitated, of approximately $19.0 billion.

  Brokerage Services comprise the largest source of revenue for the Company and provide a foundation for growing the Company's other disciplines which make up its multi-discipline integrated commercial real estate services. The Company believes that its position in the brokerage services industry provides a competitive advantage for all of its lines of business by enabling them to leverage off brokerage's (i) international network of relationships with owners and users of commercial real estate, (ii) real-time knowledge of completed transactions and real estate market trends, and (iii) brand recognition in the brokerage area.

  Operations. As of December 31, 1998 the Company employed approximately 1,800 brokerage professionals in offices located in most of the largest Metropolitan Statistical Areas ("MSAs") in the United States and approximately 400 brokerage professionals in the rest of the world. The Company maintains a decentralized approach to brokerage services (other than investment properties which are a part of financial services), bringing significant local knowledge and expertise to each assignment. Each local office draws upon the broad range of support services provided by the Company's other business groups around the world, including an international network of market research, client relationships and transaction referrals which the Company believes provides it with significant economies of scale over local, national and international competitors. While day-to-day operations are decentralized, most accounting and financial functions are, or soon will, be centralized.

  In order to increase market share in secondary markets in the United States which are not served by its wholly owned offices, the Company implemented a plan to establish "partnerships" with leading local firms in these markets. Through December 31, 1998, the Company had established such partnership-type arrangements in Des Moines, Iowa; Louisville, Kentucky; Buffalo and Rochester, New York; Charleston and Columbia, South Carolina; Memphis, Tennessee; Madison and Milwaukee, Wisconsin; Toledo, Ohio; El Paso, Texas; South Bend and Ft. Wayne, Indiana; and East Lansing and Grand Rapids, Michigan. The Company does not believe that it would be cost efficient to add additional partners to this program. In 1997, the Company contributed its brokerage and property management business in the New England area to a partnership and Whittier Partners, a prominent New England real estate services firm, did likewise. The Company also contributed cash because the assets it contributed were less valuable than the assets contributed by Whittier Partners. The Company and Whittier Partners each own 50% of the partnership. In 1998, the Company entered into a similar 50/50 joint venture in the Pittsburgh area which resulted in the formation of CB Richard Ellis Pittsburgh, L.P. The Company contributed $5.8 million to establish the Pittsburgh joint venture.

  Compensation. Under a typical brokerage services agreement, the Company is entitled to receive sale or lease commissions. Sale commissions, which are calculated as a percentage of sales price, are generally earned by the Company at the close of escrow. Sale commissions in the United States typically range from approximately 1% to 6% with the rate of commission declining as the price of the property increases. Outside of the United States commissions of 1% to 4% are typical. Lease commissions in the United States are typically calculated either as a percentage of the minimum rent payable during the term of the lease or based upon the square footage of the leased premises and are generally earned by the Company at the commencement of a lease and are not contingent upon the tenant fulfilling the terms of the lease. In cases where a third-party brokerage firm is not involved, lease commissions earned by the Company for a new lease typically range between 2% and 6% of minimum rent payable under the lease depending upon the value of the lease. Outside of the United States, the leasing commission is typically one month's rent or 10% of the first year's rent. For renewal of an existing lease, such fees are generally 50% of a new lease commission. In sales and leases where a third-party broker is involved, the Company must typically share 50% of the commission it would have otherwise received with the third-party broker. In the United States and much of Australia, the Company's brokerage sales professionals will receive 40% to 60% of the Company's share of commissions before costs and expenses. In most other parts of the world, the Company's brokerage professionals receive a salary and a bonus, profit-share or small commission, which in the aggregate approximates 50% of the Company's share of commissions.

 Corporate Services

  The Company provides corporate services to major corporations around the world. Corporate services include assisting corporations in developing and executing multiple-market real estate strategies and facilities management services. The Company's objective is to establish long-term relationships with corporations that require continuity in the delivery of high-quality, multi-market management services and strategic consulting services including acquisition and disposition services. Global competition, the focus on quality, "right-sizing" of corporate organizations and changes in management philosophy have all contributed to an increased interest in and reliance on outside third-party real estate service providers. Specifically, through contractual relationships, the Company assists major, multi-market companies in developing and executing real estate strategies as well as addressing specific occupancy and facilities management objectives. Corporate services coordinates the utilization of all the Company's various disciplines to deliver an integrated service to its clients. Essentially, corporate services expands a client's real estate department and supports most of the functions involved in a corporate real estate department.

  The Company's facilities management unit specializes in the administration, management and maintenance of properties that are occupied by large corporations and institutions, such as corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities, as well as tenant representation, capital asset disposition, strategic real estate consulting and other ancillary services for corporate clients. As of December 31, 1998, the Company had approximately 110 million square feet under facilities management. While most of the properties for which the Company provides facilities management are located within the United

States, the Company is providing such services in Italy and China for a total of approximately 1.5 million square feet and expects its facilities management business outside of the United States to grow rapidly in 1999. However, outside the United States, the facilities management business is not expected to be profitable in 1999.

  Operations. The Company's facilities management operations in the United States are organized into three geographic regions in the Eastern, Western and Central areas of the United States, with each geographic region comprised of consulting, corporate services and team management professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. Facilities management teams are also in place in London and Singapore. In addition to providing a full range of corporate services in a contractual relationship, the facilities management group will respond to client requests generated by other Company business groups for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

  Compensation. A typical corporate services agreement gives the Company the right to execute some or all of the client's future sales and leasing transactions. The commission rate with respect to such transactions frequently reflects a discount for the captive nature and large volume of the business.

  Under a typical facilities management agreement, the Company is entitled to receive management fees and reimbursement for its costs (such as costs of wages of on-site employees, capital expenditures, field office rent, supplies and utilities) that are directly attributable to management of the facility. Payments for reimbursed expenses are set against those expenses and not included in revenue. Under certain facilities management agreements, the Company may also be entitled to an additional incentive fee which is paid if the Company meets certain performance criteria (such as a reduction in the cost of operating the facility) established in advance between the client and the Company.

  Term. A typical corporate services agreement includes a stated term of at least one year and normally contains provisions for extension of the agreement. Facilities management agreements are typically multi-year agreements which can be cancelled by the client on three to six months notice, but generally can be cancelled by the Company only for cause.

 Asset Services

  The Company provides value-added asset and related services for income-producing properties owned primarily by institutional investors and, as of December 31, 1998, managed approximately 351 million square feet of commercial space in the United States, 44 million square feet in the United Kingdom and 27 million square feet in the rest of the world.

  Asset services include maintenance, marketing and leasing services for investor-owned properties, including office, industrial, retail and multi-family residential properties. Additionally, the Company provides construction management services, which relate primarily to tenant improvements. The Company works closely with its clients to implement their specific goals and objectives, focusing on the enhancement of property values through maximization of cash flow. The Company markets its services primarily to long-term institutional owners of large commercial real estate assets. An asset services agreement puts the Company in a position to provide other services for the owner including refinancing, appraisal and sales brokerage services.

  Operations. The Company employs approximately 1,300 individuals in its asset services business in the United States and an additional, approximately 250 individuals in its asset services business outside of the United States. Most asset services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are trained and are encouraged to continue their education through both Company-sponsored and outside training. The Company provides each local office with centralized corporate resources including investments in computer software and hardware. Asset services personnel generally utilize state-of-the-art computer systems for accounting, marketing, and maintenance management.

  Compensation. Under a typical asset services agreement in the United States, the Company will be entitled to receive management fees and lease commissions. Outside of the United States, the management and leasing functions are generally separate, although the Company may do both. The management fee in most cases is based upon a formula which gives the Company either a certain amount per square foot managed or a specified percentage of the monthly gross rental income collected from tenants occupying the property under management. Where rent is used as the basis for the fee, the fee will increase and decrease as building rents and occupancies increase and decrease. Some of these asset services agreements also include a stated minimum management fee. The Company is generally entitled to reimbursement for costs incurred that are directly attributable to management of the property. Reimbursable costs, which are not included in the Company's revenue, include the wages of on-site employees and, in most cases, the cost of field office rent, furniture, computers, supplies and utilities. The Company pays its asset services professionals a combination of salary and incentive-based bonuses. In the United States, lease commissions, which are paid in addition to the management fee, are similar to those described for brokerage services. In the United States, employees who provide leasing services may be paid either commission or salary and incentive-based bonuses. In the rest of the world, individuals providing leasing services generally receive salary and incentive-based bonuses.

  Term. A typical asset services agreement contains an evergreen provision which provides that the agreement remains in effect for an indefinite period, but enables the property owner to terminate the agreement upon 30 days prior written notice, which the Company believes to be customary in the commercial real estate industry.

 Financial Services

  Mortgage Banking

  The Company provides its mortgage origination and mortgage loan servicing almost entirely in the United States through L.J. Melody, which was acquired in July 1996 and is based in Houston, Texas. The Company originated approximately $7.0 billion of mortgages in 1998. As part of these origination activities, the Company has special conduit arrangements with affiliates of Merrill Lynch & Co., Citicorp, NationsBank, Heller Financial, J. P. Morgan, GE Capital, RFC Commercial, Lehman Brothers, Bear Stearns and Deutsche Bank Securities which permit it to service the mortgage loans which it originates. Under these arrangements, the Company generally originates mortgages in its name, makes limited representations and warranties based upon representations made to it by the borrower or another party and immediately sells them into a conduit program. The Company may originate mortgages into other conduit programs where it does not have servicing rights. The Company originates and services loans for Federal Home Loan Mortgage Corp. (Freddie Mac) and is a major mortgage originator for insurance companies having originated mortgages in the names of the insurance companies valued at approximately $4.0 billion in 1998. The Company has correspondent arrangements with various life insurance companies and pension funds which entitle it to service the mortgage loans it originates. As of December 31, 1998, the Company serviced mortgage loan portfolios of approximately $11.0 billion.

  Operations. The Company employs approximately 80 mortgage banking professionals in 24 offices in the United States. The Company has no material mortgage banking operations outside of the United States. The Company's mortgage loan originations take place throughout the United States, with support from L.J. Melody's headquarters in Houston, Texas. The Company's mortgage loan servicing primarily is handled by L.J. Melody in Houston, Texas.

  Compensation. The Company typically receives origination fees, ranging from 0.5% for large insurance company mortgage loans to 1.0% for most conduit mortgage loans. In addition, the Company can earn special incentive fees from various conduit programs. In 1998, the Company received approximately $1.5 million from such incentives. In situations where the Company services the mortgage loans which it originates, it also receives a servicing fee between .03% and .25%, calculated as a percentage of the outstanding mortgage loan balance. These correspondent agreements generally contain an evergreen provision with respect to servicing which provides that the agreement remains in effect for an indefinite period, but enables the lender to terminate the agreement upon 30 days prior written notice, which the Company believes to be a customary industry termination provision. A majority of the Company's 1998 mortgage loan origination revenue was from agreements which entitled it to both originate and service mortgage loans. The Company also originates mortgage loans on behalf of conduits and insurance companies for whom it does not perform servicing. The Company's client relationships have historically been long term. The Company pays its mortgage banking professionals a combination of salary, commissions and incentive-based bonuses which typically average approximately 50% of the Company's loan origination fees.

  Investment Properties

  Since 1992, investment properties has provided sophisticated strategic planning for, and execution of, acquisitions and sales of income-producing properties for its clients. In 1998, the Company completed approximately 2,400 investment property transactions worldwide with an aggregate value of over $17.7 billion. On behalf of property owners seeking to dispose of investment properties, the Company strives to ensure that the owner achieves the maximum value in the minimum amount of time by providing services which include
(i) accessing the Company's proprietary databases and other information sources to provide real-time knowledge of available properties, completed comparable transactions, real estate market trends, and active investors in the market, and to assist with valuation and buyer identification, and (ii) designing the appropriate marketing strategy that allows the owner to target probable buyers or buyer categories. On behalf of prospective investors, access to the same sources of information provides the Company's clients with a competitive advantage by enabling the Company's professionals (i) to identify the geographical areas around the world and specific properties in those areas which are most suitable for the investor and (ii) to advise the client in negotiations and due diligence. The investment properties group operates on a coordinated worldwide basis and crosses all geographical boundaries.

  Operations. As of December 31, 1998, the Company employed approximately 500 investment properties professionals who exclusively handle acquisitions and sales of investment properties. Approximately 300 of the investment property professionals are located in the United States and approximately 200 in the rest of the world.

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

  Compensation. Under the typical investment properties agreement, the Company is entitled to receive sale commissions, which are calculated as a percentage of sales price and are generally earned by the Company at the close of escrow. In cases where another real estate broker is not involved, sale commissions earned by the Company in the United States typically range from 1% to 6% of the sales price, with the rate of commissions generally declining as the sales price increases. Outside of the United States sales commissions range from 1% to 4% of the sales price. In cases where another firm is involved in the transaction, the Company must typically share up to 50% of the commission it would have otherwise received with the other firm. About half of the Company's investment properties professionals are paid on a commission-only basis and the other half receive salary and incentive compensation; most commission-only professionals are either in the United States or Australia.

  Investment Management and Investment Products

  The investment advisory and investment activities of the Company are divided into two basic parts--CBRE Investors and the pension plan advisory services of CB Hillier Parker. Historically, most of CBRE Investors' business has been with pension plans in the form of either commingled funds or separate accounts. Recently,

CBRE Investors has begun to develop new products, generally in the form of a real estate operating company, which focus on United States pension plans as core investors but are also designed to be attractive to non pension plan investors. These higher potential yield products generally involve co-investment by the Company and a dedicated group of employees and the Company and such employees generally share in a "promote" (a right to a disproportionate share of profits) if pre-agreed returns are achieved for the investors. To date these new products include a $100 million (pre-leverage) fund to invest in Asia with a major institutional investor, a fund to invest in Japan ($300 million equity target) for which the Company is currently raising funds and a United States fund to make value added investments to be sold within a relatively short time horizon. In most cases, the Company expects to be able to provide ancillary services to these funds such as brokerage and asset management. In most, but not all, of the new funds, contributions are made only as properties are purchased. In the United Kingdom, CB Hillier Parker manages more than $2.6 billion in core real estate mainly for pension plans. In the United States, CBRE Investors manages more than $4.1 billion, mainly for pension plans.

  Operations. CBRE Investors is organized into three basic divisions, fiduciary services (aimed primarily at the pension investor), new products (which consists of the various new co-investment funds) and research. CBRE Investors currently employs approximately 115 people in Los Angeles, Boston, Tokyo and Singapore. CB Hillier Parker employs approximately 20 people in London with respect to its pension advisory business.

  Over the past three years, the assets under management by CBRE Investors have declined as various commingled funds have reached their scheduled termination date. During 1998 the Company attracted $750.0 million of new assets for management and distributed $1.16 billion to investors for a net reduction in assets under management of approximately $400.0 million. The Company believes that as a result of its new products its net assets under investment by CBRE Investors will experience positive growth in 1999, although there can be no assurance in this regard. CB Hillier Parker assets under management grew in 1997 and ended the year at $2.6 billion.

  Compensation. CBRE Investors fees are typically higher for managing commingled and other funds involving pension plan investors than they are for separate accounts and funds with mainly non-pension investors, but all of the fees are within the ranges indicated below. CBRE Investors typically receives an annual asset management fee which is typically 0.5% to 1.2% of the lower of the cost of the assets managed or their fair market value. When debt is managed, the asset management fee is at the lower end of the range. CBRE Investors generally (but not always) receives an acquisition fee when it acquires property or places debt on behalf of a client that is typically 0.5% to 1.0% of funds invested or debt placed (the placement fee for debt is at the low end of this range). In some, but not all cases, CBRE Investors receives an incentive fee when an asset or a fund is sold. Typically, the incentive fee will only be payable after the client has achieved a specified real (adjusted for inflation) rate of return of 8% to 12% and is a percentage of value in excess of that return. With respect to most of the Company's new funds, it also derives fees from ancillary services including brokerage, asset management and mortgage origination and a "promote" if certain thresholds are achieved.

  Term. The term of CBRE Investors' advisory agreements vary by the form of investment vehicle utilized. In the commingled funds, the term has historically been 10 years with extension and early termination provisions based upon a vote of the investors. Currently the term is three to five years. In the Company's separate account relationships, the agreements are generally one to three years in term, with "at will" termination provisions. In most of the Company's separate accounts, it does not have investment discretion. In the case of new funds in which CBRE Investors makes a co-investment, it generally can be terminated as manager on short notice but retains its equity position (other than any promote).

  Valuation and Appraisal Services

  The Company's valuation and appraisal services business delivers sophisticated commercial real estate valuations through a variety of products including market value appraisals, portfolio valuation, discounted cash flow analyses, litigation support, feasibility land use studies and fairness opinions. At December 31, 1998, the Company's appraisal staff had more than 380 professionals with approximately 50% of the staff holding professional designations. The business is operated internationally through 76 offices and its clients are generally corporate and institutional portfolio owners and lenders. In 1998, the Company performed more than 12,900 valuation and appraisal assignments. Approximately 140 of the Company's appraisal professionals are located in the U.S.

  Real Estate Market Research

  Real estate market research services are provided by 23 professionals in Boston, Massachusetts employed by CB Richard Ellis/Torto Wheaton Research. Real estate market research services are provided to the Company's other businesses as well as sold to third-party clients and include (i) data collection and interpretation, (ii) econometric forecasting, and (iii) evaluating marketing opportunities and portfolio risk for institutional clients within and across the U.S. commercial real estate markets. The Company's publications and products provide real estate data for more than 50 of the largest MSAs in the United States and are sold on a subscription basis to many of the largest portfolio managers, insurance companies and pension funds in the United States. The National Real Estate Index also compiles proprietary market research for nearly 66 major urban areas nationwide, reporting benchmark market price and rent data for office, light industrial, retail, and apartment properties, and tracking the property portfolios of 135 of the largest real estate market investment trusts.

Information Technology

  The Company's goal in information technology is to provide worldwide capability to input, access and manipulate data for internal accounting and financial reporting, external or client accounting (primarily asset and facilities management and investment advisory services) and as a presentation and analytical business tool (including access to data and information by clients). The Company has adopted a PC/server enterprise platform based upon PeopleSoft and Vantif technology. The worldwide system is generally in place with respect to e-mail, is expected to be in place with respect to internal and external accounting by late 1999 and is expected to be fully in place by mid-2000. As part of its information technology program the Company has adopted mandatory computer hardware and software standards. The Company's information technology group consists of approximately 175 employees, most of whom are located in the United States. The Company has outsourced a significant part of its information technology requirements.

  Year 2000 Computer Issues

  See Part II, Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operation."

Competition

  The market for commercial real estate brokerage and other real estate services provided by the Company is both highly fragmented and highly competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices throughout the world. The Company believes that no more than two other major firms have the ability to compete internationally with the Company's brokerage, investment sales, corporate service or facility management businesses. Most of the Company's competitors in brokerage (and, to a significant extent, asset services) are local or regional firms that are substantially smaller than the Company on an overall basis, but in some cases may be larger locally.

  L. J. Melody competes (almost entirely in the United States) with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal services are provided by other international, national, local and regional appraisal firms and some international, national and regional accounting firms.

  The Company's asset services business--located principally in the United States and the United Kingdom--compete for the right to manage properties controlled by third parties. The competitor may be the owner of the property (who is trying to decide the efficiency of outsourcing) or another asset services company. Increasing competition in recent years has resulted in having to provide additional services at lower rates, thereby eroding margins.

  In all of its business disciplines, the Company competes on the basis of the skill and quality of its personnel, the variety of services offered, the breadth of geographic coverage and the quality of its infrastructure, including technology.

Employees

  As of December 31, 1998, the Company had approximately 9,400 employees located in more than 30 countries. All of the Company's U.S. and most of its international sales professionals are parties to contracts with the Company which subject them to the Company's rules and policies during their employment and limit their post-employment activities in terms of soliciting clients or employees of the Company. The Company believes that relations with its employees are good.

Item 2. Properties

  The Company owns a building in downtown Los Angeles, California, which, until early 1999, was the Company's headquarters. The Company is in the process of selling this building. In addition to the Company's headquarters, the Company owns one small office building in Phoenix, Arizona.

  The Company also leases office space on terms that vary depending on the size and location of the office. The leases expire at various dates through 2007. For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although rental rates in some markets may adversely affect the Company's profits in those markets.

Item 3. Legal Proceedings

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

  In December, 1996, GMH Associates, Inc. ("GMH"), filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10 million in punitive damages, allocating the punitive damage award $7 million as against Prudential and $3 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims for the entire judgment.

  In addition, as a result of the thousands of transactions in which the Company participates and its employment of approximately 9,400 people, it is a party to a number of pending or threatened lawsuits, arising out of or incident to the ordinary course of its business. At any given time, the Company typically is a defendant in 175 to 200 legal proceedings and a plaintiff in 50 to 75 legal proceedings. Management believes that any liability to the Company, net of insurance proceeds, that may result from proceedings to which it is currently a party will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

  As part of its process of minimizing, to the extent possible, potential litigation, the Company requires its sales professionals in the United States to agree to contribute each month toward a "Reserve Account" to be used whenever a claim of professional liability is asserted. In addition, each sales professional contractually agrees to be responsible for a portion of any amount paid to defend or settle a claim against that professional or for any resulting judgment.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  (1) The Company's Common Stock commenced trading on the New York Stock Exchange on November 7, 1997 under the symbol "CBG." Prior to that, the Company's Common Stock traded on the Nasdaq Stock Market--National Market System ("NASDAQ--NMS") under the symbol "CBCG" from November 26, 1996 through November 6, 1997. Prior to that period, there was no established public trading market for the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock on the NYSE, and the high and low bid prices for the Common Stock on the NASDAQ--NMS.

   Year Ended December 31, 1997                                    High    Low
   ----------------------------                                  -------- ------
   First Quarter................................................ 27 3/8   18 1/4
   Second Quarter............................................... 30 3/4   20 3/4
   Third Quarter................................................ 33 3/4   28 3/4
   Fourth Quarter (through November 6, 1997).................... 39 1/2   32 1/4
   Fourth Quarter (from November 7, 1997)....................... 38       28 1/2

   Year Ended December 31, 1998
   ----------------------------
   First Quarter................................................ 40       27
   Second Quarter............................................... 40 3/8   32
   Third Quarter................................................ 35 13/16 19 1/4
   Fourth Quarter............................................... 25       12 5/8

  (2) As of February 28, 1999, the Company had 852 record holders of its Common Stock.

  (3) Since its incorporation in March 1989 the Company has not declared any cash dividends on its Common Stock. The Company's existing credit agreement restricts its ability to pay dividends on Common Stock.

  (4) In June 1998, the Company sold 25,000 shares of Common Stock to an executive officer of the Company under the Company's 1996 Equity Incentive Plan. The sale was made by private placement in reliance on the exemption from registration provisions provided for in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                 SELECTED CONSOLIDATED FINANCIAL INFORMATION:
                 (Dollars in thousands except per share data)

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
STATEMENT OF OPERATIONS
 DATA:
Revenue.................  $1,034,503  $  730,224  $  583,068  $  468,460  $  428,988
Costs and Expenses:
  Commissions, fees and
   other incentives.....     447,333     364,403     292,266     239,018     225,085
  Operating,
   administrative and
   other................     459,924     275,749     228,799     187,968     170,234
  Merger-related and
   other nonrecurring
   charges..............      16,585      12,924          -           -           -
  Depreciation and
   amortization.........      32,185      18,060      13,574      11,631       8,091
                          ----------  ----------  ----------  ----------  ----------
Operating income........      78,476      59,088      48,429      29,843      25,578
Interest income.........       3,054       2,598       1,503       1,674       1,109
Interest expense........      31,047      15,780      24,123      23,267      17,362
                          ----------  ----------  ----------  ----------  ----------
Income before provision
 (benefit) for income
 tax....................      50,483      45,906      25,809       8,250       9,325
Provision for income
 tax....................      25,926      20,558      11,160         841         152
Reduction of valuation
 allowances(1)..........          -           -      (55,900)         -           -
                          ----------  ----------  ----------  ----------  ----------
Net provision (benefit)
 for income tax.........      25,926      20,558     (44,740)        841         152
                          ----------  ----------  ----------  ----------  ----------
Income before
 extraordinary items....      24,557      25,348      70,549       7,409       9,173
Extraordinary items,
 net....................          -          951          -           -           -
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $   24,557  $   24,397  $   70,549  $    7,409  $    9,173
                          ==========  ==========  ==========  ==========  ==========
Net income (loss)
 applicable to common
 stockholders(2)........  $   (7,716) $   20,397  $   69,549  $    7,409  $    9,173
Basic earnings (loss)
 per share(2)...........  $    (0.38) $     1.34  $     5.05  $     0.55  $     0.69
Number of shares used in
 computing basic
 earnings (loss) per
 share(2)...............  20,136,117  15,237,914  13,783,882  13,499,862  13,264,405
Diluted earnings (loss)
 per share(2)...........  $    (0.38) $     1.28  $     4.99  $     0.55  $     0.69
Number of shares used in
 computing diluted
 earnings (loss) per
 share(2)...............  20,136,117  15,996,929  14,126,636  13,540,541  13,305,118
OTHER DATA:
EBITDA(3)...............  $  127,246  $   90,072  $   62,003  $   41,474  $   33,669
Net cash provided by
 operating activities...  $   76,614  $   80,835  $   65,694  $   30,632  $   31,418
Net cash used in
 investing activities...  $ (223,520) $  (18,018) $  (10,906) $  (24,888) $   (3,865)
Net cash provided by
 (used in) financing
 activities.............  $  119,438  $  (64,964) $  (28,505) $  (11,469) $   (4,923)

                                            As of December 31,
                          ----------------------------------------------------------
                             1998        1997        1996        1995        1994
                          ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Cash and cash
 equivalents............  $   19,551  $   47,181  $   49,328  $   23,045  $   28,770
Total assets............     856,892     500,100     278,944     190,954     150,100
Total long-term debt....     373,691     146,273     148,529     250,142     233,571
Total liabilities.......     660,175     334,657     280,364     345,642     314,648
Minority interest.......       5,875       7,672          95          -           -
Total stockholders'
 equity (deficit).......     190,842     157,771      (1,515)   (154,688)   (164,548)

--------
(1) See Note 10 of Notes to Consolidated Financial Statements.

(2) See Per Share Information in Note 11 of Notes to Consolidated Financial Statements.

(3) EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to
    (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") provides real estate services through approximately 230 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and United Kingdom. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional U.S. real estate broker to being a diversified global real estate services firm. Its outsourcing, transaction management, advisory services and facilities management services to corporate real estate user services (referred to as "Corporate Services"), property management and related services ("Asset Services") and capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services") are either the largest or one of the largest such businesses in both the world and the United States and in the aggregate accounted for more than $488.1 million in 1998 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $546.4 million in 1998 revenue and is one of the largest such businesses in the United States.

  As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration). In 1998, acquisitions accounted for approximately $157.0 million of revenues.

  Revenue from Brokerage Services and the investment properties component of Financial Services, which constitutes a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Between 50.0% and 55.0% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services are directly correlated to revenue while approximately 25.0% of the costs and expenses of Corporate Services, Asset Services and Financial Services, excluding investment properties, are directly correlated to revenue.

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

Results of Operations

  The following table sets forth items derived from the Company's Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996, presented in dollars and as a percentage of revenue.

                                        Year Ended December 31,
                             -------------------------------------------------
                                   1998             1997            1996
                             ----------------  --------------  ---------------
                                         (Dollars in thousands)
Revenue....................  $1,034,503 100.0% $730,224 100.0% $583,068  100.0%
Costs and expenses:
  Commissions, fees and
   other incentives........     447,333  43.2   364,403  49.9   292,266   50.1
  Operating, administrative
   and other...............     459,924  44.5   275,749  37.8   228,799   39.3
  Merger-related and other
   nonrecurring charges....      16,585   1.6    12,924   1.8        -      -
  Depreciation and
   amortization............      32,185   3.1    18,060   2.4    13,574    2.3
                             ---------- -----  -------- -----  --------  -----
Operating income...........      78,476   7.6    59,088   8.1    48,429    8.3
Interest income............       3,054   0.3     2,598   0.3     1,503    0.2
Interest expense...........      31,047   3.0    15,780   2.2    24,123    4.1
                             ---------- -----  -------- -----  --------  -----
Income before provision
 (benefit) for income tax..      50,483   4.9    45,906   6.2    25,809    4.4
Provision for income tax...      25,926   2.5    20,558   2.8    11,160    1.9
Reduction of valuation
 allowances................          -     -         -     -    (55,900)  (9.6)
                             ---------- -----  -------- -----  --------  -----
Net provision (benefit) for
 income tax................      25,926   2.5    20,558   2.8   (44,740)  (7.7)
                             ---------- -----  -------- -----  --------  -----
Income (loss) before
 extraordinary items.......      24,557   2.4    25,348   3.4    70,549   12.1
Extraordinary items, net...          -     -        951   0.1        -      -
                             ---------- -----  -------- -----  --------  -----
Net income.................  $   24,557   2.4% $ 24,397   3.3% $ 70,549   12.1%
                             ========== =====  ======== =====  ========  =====
EBITDA.....................  $  127,246  12.3% $ 90,072  12.3% $ 62,003   10.6%
                             ========== =====  ======== =====  ========  =====

  Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising occupancy, rental levels and property values, as well as from significant expansion into international markets. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The Company reported consolidated net income of $24.6 million for the year ended December 31, 1998, on revenues of $1.035 billion. However, the $32.3 million deemed dividend resulting from the accounting treatment of the preferred stock repurchase resulted in the net loss applicable to common stockholders of $7.7 million, or $0.38 diluted loss per share for the year ended December 31, 1998. Excluding the deemed dividend and merger-related and other nonrecurring charges of $16.6 million, and related tax effect, diluted earnings would have been $1.68 per share.

  Revenues on a consolidated basis were $1.035 billion, an increase of $304.3 million or 41.7% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the U.S., a full contribution from Koll Real Estate Services ("Koll") and a partial contribution from REI Limited ("REI") and Hillier Parker ("HP") and various other acquisitions. This improvement reflected both the Company's position and increasing consumer confidence in the U.S. and European economies and, in particular, real estate assets and improving real estate market liquidity. Additionally, the Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the fourth quarter and 1998 as a whole were adversely affected by the liquidity problems in the global capital markets in general and the Commercial Mortgage-Backed Securities ("CMBS") market in particular which began in September of 1998 and have continued through the first quarter of 1999.

  Commissions, fees and other incentives on a consolidated basis were $447.3 million, an increase of $82.9 million or 22.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 43.2% for the year ended December 31, 1998, compared to 49.9% for the year ended December 31, 1997. The decrease as a percentage of revenue is primarily due to the acquisition of Koll, which has a higher percentage of base management fee revenue which has no related commission expense and REI and HP which generally do not operate under a commission-based program.

  Operating, administrative and other on a consolidated basis was $459.9 million, an increase of $184.2 million or 66.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997. As a percentage of revenue, operating, administrative and other were 44.5% for the year ended December 31, 1998 compared to 37.8% for the year ended December 31, 1997. The increase in amount and percentage is primarily due to the building of an infrastructure in anticipation of improved market environment which was not fully realized in 1998 and the acquisition of Koll, REI and HP which have relatively higher fixed operating expenses. Due to the integration of Koll and the partial integration of REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

  Merger-related and other nonrecurring charges were $16.6 million for the year ended December 31, 1998. These charges represent $3.8 million of costs associated with the integration of REI's operations and systems into the Company's, $3.8 million related to name change costs, and $9.0 million related to the write-down in the carrying value of the Company's headquarters building to its estimated fair market value. The Company intends to sell and relocate from its historic headquarters building.

  Consolidated interest income was $3.1 million, an increase of $0.5 million or 17.6% for the year ended December 31, 1998, as compared to the year ended December 31, 1997.

  Consolidated interest expense was $31.0 million, an increase of $15.3 million or 96.7% for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase resulted from the issuance of senior subordinated notes and increased revolving credit facility borrowings which were used for the repurchase of the Company's preferred stock and to acquire businesses.

  Provision for income tax on a consolidated basis was $25.9 million, an increase of $5.4 million or 26.1% for the year ended December 31, 1998, as compared to the year ended December 31, 1997. The increase in tax expense is attributable to increased earnings which include international earnings from various foreign jurisdictions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of net operating loss ("NOL") it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis. The increase in the effective tax rate is primarily the result of additional nonamortizable goodwill from recent acquisitions and losses in certain foreign jurisdictions for which no tax benefit is received.

  EBITDA, excluding merger-related and other nonrecurring costs was $127.2 million for the year ended December 31, 1998, as compared to $90.1 million for the year ended December 31, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes that represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  The Company reported consolidated net income of $24.4 million ($1.28 diluted earnings per share) in 1997, on revenues of $730.2 million. Reflected in the consolidated net income are merger-related and other nonrecurring charges of $12.9 million, $2.1 million in amortization related to the write-off of Langdon Rieder acquisition goodwill and an extraordinary loss of $1.0 million net of a tax benefit of $0.7 million resulting from debt extinguishment. Excluding these charges and their related tax impact, the Company's consolidated net income would have been $33.6 million (or 4.6% of revenue) and diluted earnings would have been $1.83 per share.

  Revenues on a consolidated basis were $730.2 million, an increase of $147.2 million or 25.2% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The overall increase reflected a continued improvement in the commercial real estate markets across the country, the acquisition of Koll at the end of August 1997 and a full year of revenue from L.J. Melody & Company ("L.J. Melody") which was acquired in July of 1996. This improvement reflected both the Company's position and increasing confidence in the national economy and, in particular, real estate assets and improving real estate market liquidity.

  Commissions, fees and other incentives on a consolidated basis were $364.4 million, an increase of $72.1 million or 24.7% for the year ended December 31, 1997, compared to the year ended December 31, 1996. The increase in these costs is attributable both to the increase in revenue since most of the Company's sales professionals are compensated based on revenue and to an increasing number of sales personnel becoming entitled to commissions at a rate above 50.0%. As a percentage of revenue, commissions fees and other incentives were 49.9% and 50.1% in 1997 and 1996, respectively.

  Operating, administrative and other on a consolidated basis was $275.7 million, an increase of $47.0 million or 20.5% for the year ended December 31, 1997, compared to the year ended December 31, 1996. This is consistent with increased operating activity, and reflects a decrease in operating, administrative and other as a percentage of revenue from 39.3% to 37.8%.

  Merger-related and other nonrecurring charges were $12.9 million for the year ended December 31, 1997. These charges represent $8.8 million of accrued merger costs, $2.4 million of merger-related incentive payments to certain sellers of Westmark Realty Advisors L.L.C. ("Westmark") and $1.7 million related to an accelerated contingent note payment.

  Consolidated interest income was $2.6 million, an increase of $1.1 million or 72.9% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, which directly relates to increased cash balances.

  Consolidated interest expense was $15.8 million, a decrease of $8.3 million or 34.6% for the year ended December 31, 1997, as compared to the year ended December 31, 1996. The decrease is the result of the payment of a portion of the senior debt with the net proceeds from the Company's initial public offering in late 1996, a reduction in interest rates due to debt refinancing in late August 1997, and other payments during 1997.

  Net provision for income tax on a consolidated basis in 1997 was $20.6 million, compared to a $44.7 million benefit for 1996. The 1997 provision is the result of positive pre-tax income and the use of the full effective tax rate, whereas the benefit in 1996 resulted primarily from the recognition of a portion of the Company's NOL carryforwards and other deferred tax assets by reversing the related valuation allowance. See Note 10 to the Company's consolidated financial statements for discussion of the Company's deferred taxes and related valuation allowances.

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

Segment Operations

  The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Asset Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Brokerage Services consists of commercial property sales and leasing services. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Asset Services consists of property management and related services. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors L.L.C. ("CBRE Investors"), capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1998, 1997 and 1996.

                                         Year Ended December 31,
                               ----------------------------------------------
                                    1998            1997            1996
                               --------------  --------------  --------------
                                          (Dollars in thousands)
Brokerage Services
Revenue....................... $546,361 100.0% $423,485 100.0% $345,906 100.0%
Costs and expenses:
  Commissions, fees and other
   incentives.................  284,935  52.2   237,697  56.1   191,830  55.5
  Operating, administrative
   and other..................  188,698  34.5   133,661  31.6   122,845  35.5
  Depreciation and
   amortization...............   10,820   2.0     8,200   1.9     7,092   2.0
                               -------- -----  -------- -----  -------- -----
Operating income.............. $ 61,908  11.3% $ 43,927  10.4% $ 24,139   7.0%
                               ======== =====  ======== =====  ======== =====
EBITDA........................ $ 72,728  13.3% $ 52,127  12.3% $ 31,231   9.0%
                               ======== =====  ======== =====  ======== =====
Corporate Services
Revenue....................... $ 78,671 100.0% $ 37,608 100.0% $ 25,564 100.0%
Costs and expenses:
  Commissions, fees and other
   incentives.................   27,921  35.5    17,596  46.8    14,286  55.9
  Operating, administrative
   and other..................   46,800  59.5    17,526  46.6    10,700  41.9
  Depreciation and
   amortization...............    2,491   3.2       898   2.4       243   0.9
                               -------- -----  -------- -----  -------- -----
Operating income.............. $  1,459   1.8% $  1,588   4.2% $    335   1.3%
                               ======== =====  ======== =====  ======== =====
EBITDA........................ $  3,950   5.0% $  2,486   6.6% $    578   2.3%
                               ======== =====  ======== =====  ======== =====
Asset Services
Revenue....................... $126,322 100.0% $ 67,442 100.0% $ 44,783 100.0%
Costs and expenses:
  Commissions, fees and other
   incentives.................   27,046  21.4    21,852  32.5    17,416  38.9
  Operating, administrative
   and other..................   84,175  66.6    39,003  57.8    21,518  48.0
  Depreciation and
   amortization...............    5,870   4.6     2,040   3.0       700   1.6
                               -------- -----  -------- -----  -------- -----
Operating income.............. $  9,231   7.4% $  4,547   6.7% $  5,149  11.5%
                               ======== =====  ======== =====  ======== =====
EBITDA........................ $ 15,101  12.0% $  6,587   9.8% $  5,849  13.1%
                               ======== =====  ======== =====  ======== =====
Financial Services
Revenue....................... $283,149 100.0% $201,689 100.0% $166,815 100.0%
Costs and expenses:
  Commissions, fees and other
   incentives.................  107,431  37.9    87,258  43.2    68,734  41.2
  Operating, administrative
   and other..................  140,251  49.5    85,559  42.5    73,736  44.2
  Depreciation and
   amortization...............   13,004   4.6     6,922   3.4     5,539   3.3
                               -------- -----  -------- -----  -------- -----
Operating income.............. $ 22,463   8.0% $ 21,950  10.9% $ 18,806  11.3%
                               ======== =====  ======== =====  ======== =====
EBITDA........................ $ 35,467  12.6% $ 28,872  14.3% $ 24,345  14.6%
                               ======== =====  ======== =====  ======== =====
Merger-related and other
 nonrecurring charges......... $ 16,585        $ 12,924        $     -
                               ========        ========        ========
Total operating income........ $ 78,476        $ 59,088        $ 48,429
                               ========        ========        ========
Total EBITDA.................. $127,246        $ 90,072        $ 62,003
                               ========        ========        ========

  The following discussion of each of the Company's four operating segments should be read in conjunction with Note 14 to the Consolidated Financial Statements. Segment operating income excludes interest income, interest expense, merger-related and other nonrecurring charges, provision for income taxes and extraordinary items.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Brokerage Services

  Revenue increased by $122.9 million or 29.0% for the year ended December 31, 1998, compared to the year ended December 31, 1997, due to the continued improvement of the real estate market and the partial contribution from REI and HP. The strong market resulted in higher property values, higher rental rates and increased activity, which translated to increases in both the total number and size of brokerage sales and lease transactions closed for the year ended December 31, 1998, as compared to the year ended December 31, 1997. Commissions, fees and other incentives increased by $47.2 million or 19.9% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 52.2% for the year ended December 31, 1998 compared to 56.1% for the year ended December 31, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a commission-based program. Operating, administrative, and other increased by $55.0 million or 41.2% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in the amount is primarily a result of additional personnel requirements and business promotion and office operations expenses, which contributed to the increase in revenue, the integration of REI and incentive compensation based on increased operating results. Depreciation and amortization increased by $2.6 million or 32.0% for the year ended December 31, 1998, as compared to the year ended December 31, 1997, primarily as a result of additional investments in hardware and software to support the increase in new business and the acquisitions of REI and HP, offset in part by the write-off of Langdon Rieder acquisition goodwill of $2.1 million in 1997.

Corporate Services

  Revenue increased by $41.1 million or 109.2% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to the contribution from Koll and REI as well as the wider acceptance of real estate management outsourcing. Commissions, fees and other incentives increased by $10.3 million or 58.7% for the year ended December 31, 1998 compared to the year ended December 31, 1997, but decreased as a percentage of revenue from 46.8% to 35.5% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $29.3 million or 167.0% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily related to the acquisition of Koll, which has higher fixed operating expenses, additional personnel requirements, business promotion expenses and the investment made in infrastructure to expand corporate services business from the combination with REI and HP. Depreciation and amortization increased by $1.6 million or 177.4% for the year ended December 31, 1998, as compared to the year ended December 31, 1997, primarily related to the acquisitions of Koll, REI and HP.

Asset Services

  Revenue increased by $58.9 million or 87.3% for the year ended December 31, 1998, compared to the year ended December 31, 1997 primarily due to management's ability to achieve greater efficiency in operations and leverage the revenue base of acquired companies. Commissions, fees and other incentives increased by $5.2 million or 23.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997, but decreased as a percentage of revenue from 32.5% to 21.4% primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $45.2 million or 115.8% for the year ended

December 31, 1998, compared to the year ended December 31, 1997. The increase in amount is primarily due to the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $3.8 million or 187.7% for the year ended December 31, 1998 compared to the year ended December 31, 1997, primarily related to the acquisitions of Koll and REI.

Financial Services

  Revenue increased by $81.5 million or 40.4% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in revenue is primarily due to the full contribution of Koll, partial contributions of REI and HP, and growth at the mortgage banking and valuations units offset by declines at the investment properties and investment management units. Commissions, fees and other incentives increased by $20.2 million or 23.1% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services. Operating, administrative, and other increased by $54.7 million or 63.9% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily as a result of business promotion expenses and additional personnel requirements, which contributed to the increase in revenue, and the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $6.1 million or 87.9% for the year ended December 31, 1998, as compared to the year ended December 31, 1997, primarily related to the additional investment in information systems hardware and software to support the increase in new business and the acquisitions of Koll, REI and HP.

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

Corporate Services

  Revenue increased by $12.0 million or 47.1% for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily due to the Koll acquisition and an increase in the total number and size of corporate services sales and lease transactions closed during 1997 compared to 1996. Commissions, fees and other incentives increased by $3.3 million or 23.2% for the year ended December 31, 1997 compared to the year ended December 31, 1996, but decreased as a percentage of revenue from 55.9% to 46.8% primarily because the base contract management fee revenues, which increased as a result of the Koll acquisition, do not have corresponding commission expenses. Operating, administrative, and other increased $6.8 million or 63.8% for the year ended December 31, 1997, compared to the year ended December 31, 1996, primarily related to the Koll acquisition and to additional personnel requirements and business promotional expenses which contributed to the increase in revenue. Depreciation and amortization increased by $0.7 million or 269.5% for the year ended December 31, 1997, as compared to the year ended December 31, 1996, primarily related to the Koll acquisition.

Asset Services

  Revenue increased by $22.7 million or 50.6% for the year ended December 31, 1997, compared to the year ended December 31, 1996. Commissions, fees and other incentives increased by $4.4 million or 25.5% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Operating, administrative, and other increased $17.5 million or 81.3% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Depreciation and amortization increased by $1.3 million or 191.4% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Each of these increases in Asset Services were primarily related to the Koll acquisition.

Financial Services

  Revenue increased by $34.9 million or 20.9% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase in revenue is primarily due to an increase in the total number and size of investment properties and mortgage banking transactions closed during 1997 compared to 1996, a full year of mortgage banking revenue related to the L.J. Melody acquisition compared to six months for the same period last year and an increase in valuation and appraisal services revenue related to heightened real estate market liquidity, partially offset by a decrease in investment advisory services. Commissions, fees and other incentives increased by $18.5 million or 27.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels in investment properties, mortgage banking and valuation and appraisal services, increased mortgage banking commissions related to the L.J. Melody acquisition which includes a full year of activity compared to six months for same period last year, and mortgage banking base salary costs. Operating, administrative, and other increased by $11.8 million or 16.0% for the year ended December 31, 1997 compared to the year ended December 31, 1996, primarily as a result of business promotional expenses and additional personnel requirements which contributed to the increase in revenue, and the L.J. Melody and Koll acquisitions. Depreciation and amortization increased by $1.4 million or 25.0% for the year ended December 31, 1997 as compared to the year ended December 31, 1996, primarily related to the L.J. Melody and Koll acquisitions.

Liquidity and Capital Resources

  The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund the January 1998 preferred stock repurchase, various business acquisitions and other working capital requirements, the Company borrowed approximately $172.8 million net of discount through the issuance of senior subordinated notes and had additional net borrowings of $47.0 million under the revolving credit facility, during the year ended December 31, 1998. As a result, the Company's total indebtedness at December 31, 1998 was $373.7 million, excluding current maturities. The Company's EBITDA, excluding merger-related and other nonrecurring costs, was $127.2 million and $90.1 million for the year ended December 31, 1998 and 1997, respectively.

  Net cash provided by operating activities was $76.6 million in 1998 compared to $80.8 million in 1997. The change is primarily due to an increase in international receivables arising from acquisitions in 1998 and changes in components of operating assets and liabilities. Net cash provided by operating activities was $80.8 million in 1997, compared to $65.7 million in 1996. The increase resulted primarily from an improvement in operating income, before non-cash charges and benefits and changes in components of operating assets and liabilities.

  Net cash used in investing activities was $223.5 million in 1998 compared to $18.0 million in 1997. The increase primarily resulted from the acquisitions of businesses including REI and HP, an increase in purchases of property and equipment and additional supplemental purchase price payments in connection with a 1995 acquisition. Net cash used in investing activities increased to $18.0 million in 1997 compared to $10.9 million in 1996 as a result of additional supplemental purchase price payments to the CBRE Investors and L.J. Melody sellers, an increase in purchases of property and equipment and an increase in short-term investments (included in other current assets), offset by cash acquired from the Koll acquisition net of related acquisition costs.

  Net cash provided by financing activities was $119.4 million in 1998 compared to cash used in financing activities of $65.0 million in 1997. The increase primarily resulted from an increase in net borrowings from the revolving credit facility and issuance of the senior subordinated notes offset in part by the payment for the repurchase of the Company's preferred stock and periodic repayments of the revolving credit facility. Net cash used in financing activities was $65.0 million in 1997 compared to $28.5 million in 1996. The increase primarily resulted from increases in repayments of the senior revolving credit line, senior term loans, and the senior subordinated term loans, offset by borrowings from the new revolving credit facility.

  As of December 31, 1998, the Company had $386.0 million outstanding in long-term indebtedness, consisting primarily of acquisition debt. Annual aggregate maturities of long-term debt as of December 31, 1998 are as follows: 1999-- $12.3 million; 2000--$9.2 million; 2001--$2.0 million; 2002--$5.5 million;
2003--$167.0 million; and $190.0 million thereafter.

  In May 1998, the Company amended its revolving credit facility with a bank syndicate to provide a committed line of credit of up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $167.0 million as of December 31, 1998. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on amounts outstanding at December 31, 1998 was 6.89%.

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

  In connection with the 1995 Westmark acquisition, the sellers were entitled to a supplemental purchase price based on the operating results of Westmark payable over a period of six years and subject to a maximum aggregate payment of $18.0 million. In August 1997 the Company agreed to buy out the Westmark supplemental purchase price and a related incentive plan for $11.1 million and $2.4 million, respectively. The Company paid $4.0 million of the supplemental purchase price on August 15, 1997. The remaining payments were made on January 15, 1998 and February 14, 1998 for $5.0 million and $2.1 million, respectively. The supplemental purchase price has been recorded as additional goodwill and is being amortized over Westmark goodwill's remaining estimated useful life, initially 30 years. The related incentive plan buyout was paid on August 15, 1997 and is included in merger-related and other nonrecurring charges in the accompanying statement of operations. In October 1997 the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition for $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of the contingent note and is included in merger-related and other nonrecurring charges in the accompanying statements of operations. Effective April 30, 1997, the Company amended the term of its inventoried property loan to extend the settlement date to March 2, 1999. All other terms of the agreement remain in effect. In January of 1999, the inventoried property was sold and the related loan was paid off.

  Effective October 1996, a dividend on the Company's preferred stock accrued from October 1, 1996 through December 1, 1997, and resulted in a cost of $1.0 million per quarter. In January 1998 the Company borrowed approximately $78.0 million to repurchase all 4.0 million shares of its preferred stock. The total cost to purchase the preferred stock was $77.4 million, including $5.0 million of previously accrued dividends and certain stock options. This transaction reduced income available to common stockholders in the first quarter of 1998 by $32.3 million, which represents the excess of the redemption price over book value and is considered, in accordance with GAAP, a dividend to preferred stockholders for the purpose of calculating earnings per share.

  The Company expects to have capital expenditures ranging from $25.0 million to $30.0 million in 1999. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures primarily for computer related purchases, acquisitions, earnout payments, and to make required principal payments under the Company's outstanding indebtedness. Material future acquisitions that require cash may require new sources of capital such as an expansion of the amended revolving credit facility or issuance of additional equity. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities for the foreseeable future and in any event for at least the next twelve months.

  In October 1998, the Company offered all employees under the 1990 Stock Option Plan who hold options that expire in April 1999 a loan equal to 100% of the total exercise price plus 40% of the difference between the current market value of the shares and the exercise price. Loan proceeds were applied towards the total exercise price and payroll withholding taxes. The loans are evidenced by full recourse promissory notes having a maturity of five years at an interest rate of 6.0%. Interest is due annually, while the principal is due the earlier of five years or the sale of the shares. The shares issued under this offering may not be sold until after 18 months from the date of issuance. A total of 405,000 shares were issued under this offering for a total loan amount of $5.3 million.

  On October 15, 1998 the Company announced that its board of directors had approved a repurchase program under which it would purchase up to $10.0 million of its common stock during the period of October 16, 1998 through December 31, 1998. During this period, the Company purchased 488,900 shares of Common Stock for approximately $8.9 million.

Year 2000 Issues Update

 Introduction

  The Year 2000 ("Y2K") issue exists because many computer systems and applications currently use only two digits to designate a year, which may cause date-sensitive systems to recognize the year 2000 as 1900 or not at all. The Company's proprietary and client accounting systems, other information technology ("IT") systems and embedded (elevator, HVAC, and other non-IT) systems are all potentially subject to problems related to the inability of such systems to appropriately interpret the upcoming calendar year "2000" and beyond.

 State of Readiness

  The Company has assessed and continues to assess the impact of the Y2K on IT and non-IT systems and is in the process of completing the replacement or upgrade of the affected hardware and software. The Company has created an integration team to facilitate testing all of its significant software and to determine whether embedded technology is Y2K compliant. The Company believes that Y2K issues for certain of its acquired businesses outside of the United States, including those in Asia, are more serious than Y2K issues in the United States and Europe but are not material. The local management and the integration team are developing compliance plans for these acquired business locations. Although there can be no assurances, the Company believes that its proprietary accounting systems, information technology and embedded systems will be Y2K compliant by the end of 1999.

 Costs to Address the Year 2000 Issue

  To date, the Company estimates that it has spent approximately $6.0 million to address the Y2K issue which includes replacing and upgrading the affected hardware and software. Costs incurred to replace systems will be capitalized. The Company estimates approximately $5.0 million of additional costs to fully address the Y2K issue. The Company does not track the cost and time that its own internal employees spend on the Y2K project.

 Risks Presented by the Year 2000 Issue

  The Company relies on third parties for goods and services. The inability of these third parties to conduct their business for a significant period of time due to the Y2K issue could have a material adverse impact on the Company's operations. In addition, certain of the Company's clients require the Company to utilize client-provided IT systems in connection with the Company's provision of services. Failure of any of these client-provided systems could disrupt the Company's operations with respect to the clients involved. Due to the Company's inability to complete an assessment of risk with respect to third-party suppliers and clients, the Company cannot conclusively determine that their occurrence will not have a material adverse impact on the Company's results of operations, liquidity or financial condition. At this time, the Company believes its most reasonably likely worst case scenarios include: temporary failure of one or more infrastructure services provided by third-party suppliers (including utilities and transportation); loss of real-time processing capability by the Company's internal information systems; and interruption of commerce with customers or suppliers that experience Y2K-related failures within their businesses. In a worst case scenario such occurrences could materially and adversely affect the Company's results of operations, liquidity and financial condition.

 Contingency Plans

  The project teams working with each of the Company's systems are responsible for developing two types of contingency plans to address these risks. One type manages the risks of Y2K-related failure. This employs iterative planning that identifies and quantifies risks and responds by altering the original plan to avoid the risks or reduce their impact or their probability of occurring. The other type of contingency plan manages recovery from a Y2K-related failure by identifying the potential failures; assessing their impacts; evaluating and selecting operational alternatives; planning the implementation of alternatives; and facilitating the eventual restoration of normal operations. The Company has plans for temporary alternatives in the event that its internal accounting systems fail and transfer data and functionality of any failed client accounting systems to a working backup system, but such plans will not be completed until the third quarter of 1999.

Euro Conversion Disclosure

  The Company does not expect the introduction of the Euro to have a significant impact on its market or the manner in which it conducts business, and believes the related impact on the Company's financials is not material. Approximately six percent of the Company's 1998 business was transacted in the participating member countries. The Company is currently using the legacy currencies to conduct business in these member countries.

  The Company is in the process of replacing or upgrading the affected hardware and software to allow for dual-currency reporting during the transition period, and issues related but not limited to converting amounts and rounding. The Company anticipates these system upgrades will be fully functional prior to the end of the transition period.

Recent Acquisitions

  On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc. ("Carey, Brumbaugh"), a regional mortgage banking firm for approximately $5.6 million in cash and approximately $2.4 million in notes bearing interest at 9.0% with three annual payments beginning October 1999. Approximately $0.2 million of the $2.4 million notes will be accounted for as deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to intangibles and goodwill which will be amortized over their estimated useful lives of 7 and 30 years, respectively.

  On October 1, 1998 the Company purchased the remaining ownership interests that it did not already own in the Richard Ellis Australia and New Zealand businesses. The costs for the remaining interest was $20.0 million in cash. Virtually all of the revenue of these locations is derived from brokerage and appraisal services. On a preliminary basis, the purchase price has been allocated to intangibles and goodwill which will be amortized over their estimated useful lives ranging up to 30 years.

  On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 5 and 30 years, respectively.

  On July 7, 1998 the Company acquired the business of Hillier Parker, a commercial property services partnership operating in the United Kingdom. The acquisition was accounted for as a purchase. The purchase price for Hillier Parker included approximately $63.9 million in cash and $7.1 million in shares of the Company's Common Stock. In addition, the Company assumed a contingent payout plan for key Hillier Parker employees with a potential payout over three years of approximately $12.5 million and assumed various annuity obligations of approximately $15.0 million. On a preliminary basis, the purchase price has largely been allocated to goodwill which will be amortized on a straight line basis over its estimated useful life of 30 years.

  On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's interest in the combined enterprise is $5.7 million.

  On May 31, 1998 the Company acquired Mathews Click and Associates ("Mathews Click"), a property sales, leasing, and management firm, for approximately $10.0 million in cash and potential supplemental payments of $1.9 million payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The total purchase price including potential supplemental payments, which are contingent upon operating results, will be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  Effective May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc. ("Shoptaw-James"), a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. Approximately $0.3 million of the $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company. The approximate $2.4 million of the $2.7 million will be accounted for as supplemental payments to the sellers over a period of three years. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their useful lives of 7 and 30 years, respectively.

  On April 17, 1998 the Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the United Kingdom). The acquisition was accounted for as a purchase. On a preliminary basis, the purchase price has largely been allocated to goodwill, which will be amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $103.0 million of which approximately $52.7 million was paid in cash and notes and approximately $50.3 million was paid in shares of the Company's Common Stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into the Company's. For the year ended December 31, 1997, REI had revenues and EBITDA of approximately $118.0 million and $11.7 million, respectively.

  On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina ("Cauble"), a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately $0.4 million bearing interest at 9.0% with principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million and approximately $0.9 million in notes. Approximately $0.3 million of the $0.9 million notes has been accounted for as supplemental payments to the sellers and approximately $0.6 million as deferred compensation to certain key executives and producers payable in three annual installments beginning in February 1999. The acquisition was accounted for as a purchase. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation will be accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon certain key executives' and producers' continued employment with the Company.

  On August 28, 1997 the Company purchased Koll through a merger. The acquisition was accounted for as a purchase and resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997. The initial purchase price in excess of the net identifiable assets acquired totaled $95.3 million including $20.0 million relating to incentive fees on investments fund partnerships which will be earned as assets within the funds are sold and is included, net of amortization, in goodwill and other intangible assets, respectively, on the accompanying balance sheet. Goodwill is being amortized on a straight line basis over 30 years. In the third quarter of 1997 CB Richard Ellis recorded the effects of a charge for merger-related costs of $11.2 million, which is included in total merger-related costs of $12.9 million.

  The merger did not include several other entities which use the Koll name, including, but not limited to, Koll Construction, Koll Real Estate Group (the development and investment company) and Koll International (resorts and recreational developments).

  Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company. The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million contingent note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional senior notes to the sellers. The notes bore interest of 10.0% per annum, with maturities through July 2001. The $2.3 million note has been accounted for as compensation over the term of the note as the payment of this note was contingent upon the principal seller's continued employment with the Company. In October 1997 the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition of $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of a contingent note and is included in merger-related and other nonrecurring charges in the accompanying statements of operations.

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

Litigation

  In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims from Prudential for the entire judgment.

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

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

Net Operating Losses

  The Company had federal income tax NOLs of approximately $70.8 million as of December 31, 1998, corresponding to $24.8 million of the Company's $53.3 million in net deferred tax assets before valuation allowance.

  The ability of the Company to utilize NOLs has been limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26.0 million of its NOL in 1998 and in each subsequent year. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

New Accounting Pronouncements

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's financial statements.

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

Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data

  Portions of the Annual Report, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Report of Management

  The Company's management is responsible for the integrity of the financial data reported by the Company and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that such statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

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

                                     1998                                    1997
                     ---------------------------------------  --------------------------------------
                     Dec. 31   Sept. 30   June 30   March 31  Dec. 31   Sept. 30  June 30   March 31
                     --------  ---------  --------  --------  --------  --------  --------  --------
                                                      (Dollars in thousands)
Results of
 Operations:
 Revenue...........  $330,289  $ 273,803  $255,267  $175,144  $260,682  $177,520  $157,958  $134,064
Costs and expenses:
 Commissions, fees
  and other
  incentives.......   136,692    113,559   113,368    83,714   126,687    87,588    82,521    67,607
 Operating,
  administrative
  and other........   145,594    124,309   111,063    78,958    90,107    69,046    60,206    56,390
 Merger-related and
  other
  nonrecurring
  charges..........        -          -     16,585        -         -     12,924        -         -
 Depreciation and
  amortization.....    10,099      9,337     7,427     5,322     5,788     6,098     3,053     3,121
                     --------  ---------  --------  --------  --------  --------  --------  --------
Operating income...    37,904     26,598     6,824     7,150    38,100     1,864    12,178     6,946
Interest income....     1,086        703       538       727       639       740       587       632
Interest expense...     9,688      9,628     7,410     4,321     3,773     4,158     4,104     3,745
                     --------  ---------  --------  --------  --------  --------  --------  --------
Income (loss)
 before provision
 (benefit) for
 income tax........    29,302     17,673       (48)    3,556    34,966    (1,554)    8,661     3,833
Provision (benefit)
 for income tax....    15,669      7,534     1,132     1,591    15,772      (569)    3,795     1,560
Reduction of
 valuation
 allowances........        -          -         -         -         -         -         -         -
                     --------  ---------  --------  --------  --------  --------  --------  --------
Net provision
 (benefit) for
 income tax........    15,669      7,534     1,132     1,591    15,772      (569)    3,795     1,560
                     --------  ---------  --------  --------  --------  --------  --------  --------
Income (loss)
 before
 extraordinary
 items.............    13,633     10,139    (1,180)    1,965    19,194      (985)    4,866     2,273
Extraordinary
 items, net........        -          -         -         -         -        951        -         -
                     --------  ---------  --------  --------  --------  --------  --------  --------
Net income (loss)..  $ 13,633  $  10,139  $ (1,180) $  1,965  $ 19,194  $ (1,936) $  4,866  $  2,273
                     ========  =========  ========  ========  ========  ========  ========  ========
Other Financial
 Data:
EBITDA.............  $ 48,003  $  35,935  $ 30,836  $ 12,472  $ 43,888  $ 20,886  $ 15,231  $ 10,067
Net cash provided
 by (used in)
 operating
 activities........  $ 49,528  $  27,798  $ 35,011  $(35,723) $ 55,055  $ 22,328  $ 19,218  $(15,766)
Net cash (used in)
 provided by
 investing
 activities........  $(23,724) $(117,355) $(59,998) $(22,443) $ (7,702) $    330  $   (803) $ (9,843)
Net cash (used in)
 provided by
 financing
 activities........  $(29,372) $  71,188  $ 47,087  $ 30,535  $(43,795) $(29,314) $ (3,512) $ 11,657

                                                        1996
                                         --------------------------------------
                                         Dec. 31   Sept. 30  June 30   March 31
                                         --------  --------  --------  --------
                                               (Dollars in thousands)
Results of Operations:
 Revenue...............................  $192,205  $147,168  $130,954  $112,741
Costs and expenses:
 Commissions, fees and other
  incentives...........................    96,801    74,196    66,262    55,007
 Operating, administrative and other...    69,603    56,042    53,594    49,560
 Merger-related and other nonrecurring
  charges..............................        -         -         -         -
 Depreciation and amortization.........     3,825     3,431     3,038     3,280
                                         --------  --------  --------  --------
Operating income.......................    21,976    13,499     8,060     4,894
Interest income........................       468       286       354       395
Interest expense.......................     6,240     6,196     5,759     5,928
                                         --------  --------  --------  --------
Income (loss) before provision
 (benefit) for income tax..............    16,204     7,589     2,655      (639)
Provision (benefit) for income tax.....     6,550     4,220       438       (48)
Reduction of valuation allowances......   (15,500)  (40,400)       -         -
                                         --------  --------  --------  --------
Net provision (benefit) for income
 tax...................................    (8,950)  (36,180)      438       (48)
                                         --------  --------  --------  --------
Income (loss) before extraordinary
 items.................................    25,154    43,769     2,217      (591)
Extraordinary items, net...............        -         -         -         -
                                         --------  --------  --------  --------
Net income (loss)......................  $ 25,154  $ 43,769  $  2,217  $   (591)
                                         ========  ========  ========  ========
Other Financial Data:
EBITDA.................................  $ 25,801  $ 16,930  $ 11,098  $  8,174
Net cash provided by (used in)
 operating activities..................  $ 41,524  $ 22,150  $ 13,865  $(11,845)
Net cash (used in) provided by
 investing activities..................  $ (1,389) $ (9,401) $  1,768  $ (1,884)
Net cash (used in) provided by
 financing activities..................  $(15,710) $(15,297) $ (4,306) $  6,808

                                              As a Percentage of Revenues
                          ---------------------------------------------------------------------
                                        1998                               1997
                          ---------------------------------- ----------------------------------
                          Dec. 31 Sept. 30 June 30  March 31 Dec. 31 Sept. 30  June 30 March 31
                          ------- -------- -------  -------- ------- --------  ------- --------
Results of Operations:
 Revenue................   100.0%  100.0%   100.0 %  100.0%   100.0%  100.0 %   100.0%  100.0%
Costs and expenses:
 Commissions, fees and
  other incentives......    41.4    41.5     44.4     47.8     48.6    49.4      52.2    50.4
 Operating,
  administrative and
  other.................    44.1    45.4     43.5     45.1     34.6    38.9      38.1    42.1
 Merger-related and
  other nonrecurring
  charges...............      -       -       6.5       -        -      7.3        -       -
 Depreciation and
  amortization..........     3.1     3.4      2.9      3.0      2.2     3.4       1.9     2.3
                           -----   -----    -----    -----    -----   -----     -----   -----
Operating income........    11.4     9.7      2.7      4.1     14.6     1.0       7.8     5.2
Interest income.........     0.3     0.3      0.2      0.4      0.2     0.4       0.3     0.5
Interest expense........     2.9     3.5      2.9      2.5      1.4     2.3       2.6     2.8
                           -----   -----    -----    -----    -----   -----     -----   -----
Income (loss) before
 provision (benefit) for
 income tax.............     8.8     6.5       -       2.0     13.4    (0.9)      5.5     2.9
Provision for income
 tax....................     4.7     2.8      0.4      0.9      6.0    (0.3)      2.4     1.2
Reduction of valuation
 allowances.............      -       -        -        -        -       -         -       -
                           -----   -----    -----    -----    -----   -----     -----   -----
Net provision (benefit)
 for income tax.........     4.7     2.8      0.4      0.9      6.0    (0.3)      2.4     1.2
                           -----   -----    -----    -----    -----   -----     -----   -----
Income (loss) before
 extraordinary items....     4.1     3.7     (0.4)     1.1      7.4    (0.6)      3.1     1.7
Extraordinary items,
 net....................      -       -        -        -        -      0.5        -       -
                           -----   -----    -----    -----    -----   -----     -----   -----
Net income (loss).......     4.1%    3.7%    (0.4)%    1.1%     7.4%   (1.1)%     3.1%    1.7%
                           =====   =====    =====    =====    =====   =====     =====   =====

                                                 As a Percentage of Revenues
                                              ---------------------------------
                                                            1996
                                              ---------------------------------
                                              Dec. 31 Sept. 30 June 30 March 31
                                              ------- -------- ------- --------
Results of Operations:
 Revenue....................................   100.0%  100.0%   100.0%  100.0 %
Costs and expenses:
 Commissions, fees and other incentives.....    50.4    50.4     50.6    48.8
 Operating, administrative and other........    36.2    38.1     40.9    44.0
 Merger-related and other nonrecurring
  charges...................................      -       -        -       -
 Depreciation and amortization..............     2.0     2.3      2.3     2.9
                                               -----   -----    -----   -----
Operating income............................    11.4     9.2      6.2     4.3
Interest income.............................     0.2     0.2      0.3     0.3
Interest expense............................     3.2     4.2      4.4     5.2
                                               -----   -----    -----   -----
Income (loss) before provision (benefit) for
 income tax.................................     8.4     5.2      2.1    (0.6)
Provision for income tax....................     3.4     2.9      0.3     0.0
Reduction of valuation allowances...........    (8.1)  (27.5)      -       -
                                               -----   -----    -----   -----
Net provision (benefit) for income tax......    (4.7)  (24.6)     0.3     0.0
                                               -----   -----    -----   -----
Income (loss) before extraordinary items....    13.1    29.8      1.8    (0.6)
Extraordinary items, net....................      -       -        -       -
                                               -----   -----    -----   -----
Net income (loss)...........................    13.1%   29.8%     1.8%   (0.6)%
                                               =====   =====    =====   =====

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

  Following the REI and HP acquisitions, approximately 20.0% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Such contracts are usually short term in nature ranging from ten days to two months. Gains and losses on contracts are deferred until the transaction being hedged is finalized. The Company does not engage in any speculative activities.

  In 1998, the Company entered into two forward contracts amounting to approximately $15.0 million, and two option contracts amounting to approximately $22.8 million to hedge the risk associated with fluctuations in foreign currency exchange rates relating to certain international acquisitions. The duration of these contracts ranged from ten days to two months. The results of these hedging activities were not material. At December 31, 1998, the Company had no outstanding contracts.

  The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 70 basis points (approximately 10.0% of the Company's weighted-average variable rate at year-end), the net impact would be a decrease of $1.4 million on annual pre-tax income and cash flow. The Company's fixed and variable long-term debt at December 31, 1998 consisted of the following:

                                    LIBOR                               Bank      Commercial
                          Fixed      Plus      Prime   Sterling LIBOR Base Rate Paper Borrowing
    Year of Maturity       Rate      1.5%    Plus 0.5%   Minus 1.5%   Plus 2.0% Rate plus 3.5%   Total
    ----------------     --------  --------  --------- -------------- --------- --------------- --------
1999.................... $  4,375  $     -    $   -        $   -       $  875       $7,093      $ 12,343
2000....................    8,346        -        -            -          875           -          9,221
2001....................    1,841        -        -            -          125           -          1,966
2002....................       29        -        -         5,439          -            -          5,468
2003....................       12   165,000    2,000           -           -            -        167,012
Thereafter(1)...........  190,024        -        -            -           -            -        190,024
                         --------  --------   ------       ------      ------       ------      --------
  Total................. $204,627  $165,000   $2,000       $5,439      $1,875       $7,093      $386,034
                         ========  ========   ======       ======      ======       ======      ========
Weighted Average
 Interest Rate..........     9.02%     6.87%    8.25%        4.45%       9.75%        9.09%         8.04%
                         ========  ========   ======       ======      ======       ======      ========

--------
(1) Includes Senior Subordinated Note.

  Based on dealer's quotes, the estimated fair value of the Company's $175.0 million Senior Subordinated Note is $177.2 million. Estimated fair values for other liabilities are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the Company's remaining debt is based on variable rates that approximate terms that the Company could obtain at December 31, 1998.

Item 8. Financial Statements and Supplementary Data

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES
 CONSOLIDATED FINANCIAL STATEMENTS
  Report of Independent Public Accountants................................  34
  Consolidated Balance Sheets as of December 31, 1998 and 1997............  35
  Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996....................................................  36
  Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996....................................................  37
  Consolidated Statements of Stockholders' Equity (Deficit) for the Years
   Ended December 31, 1998, 1997 and 1996.................................  38
  Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 1998, 1997 and 1996.......................................  38
  Notes to Consolidated Financial Statements..............................  39
SCHEDULES SUPPORTING THE CONSOLIDATED FINANCIAL STATEMENTS
  Schedule II--Valuation and Qualifying Accounts..........................  61
  Exhibit 12--Computation of Ratio of Earnings to Fixed Charges and
   Preferred Dividends....................................................  62

  All other schedules and exhibits are not submitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CB Richard Ellis Services, Inc.:

  We have audited the accompanying consolidated balance sheets of CB Richard Ellis Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Services, Inc. and subsidiaries as of December 31, 1998, and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Los Angeles, California
February 15, 1999

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                              December 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                         ASSETS
                         ------
Current Assets:
  Cash and cash equivalents..............................  $  19,551  $  47,181
  Receivables, less allowance of $13,348 and $8,980 for
   doubtful accounts at December 31, 1998 and 1997,
   respectively..........................................    131,512     77,358
  Deferred taxes.........................................      3,529      2,890
  Prepaid expenses.......................................     13,459      9,142
  Other assets...........................................      8,353      8,719
                                                           ---------  ---------
    Total current assets.................................    176,404    145,290
Property and equipment, net..............................     58,366     50,309
Goodwill, net of accumulated amortization of $25,060 and
 $13,561 at December 31, 1998 and 1997...................    445,124    196,358
Other intangible assets, net of accumulated amortization
 of $268,497 and $261,519 at December 31, 1998 and 1997..     63,913     43,026
Prepaid pension expenses.................................     28,241         -
Deferred taxes...........................................     23,100     34,967
Investments in and advances to unconsolidated
 subsidiaries............................................     31,633      7,958
Other assets, net........................................     30,111     22,192
                                                           ---------  ---------
    Total assets.........................................  $ 856,892  $ 500,100
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
  Compensation and employee benefits.....................  $  66,245  $  55,712
  Accounts payable and accrued expenses..................    105,027     57,032
  Reserve for bonus and profit sharing...................     39,270     33,538
  Current maturities of long-term debt...................     12,343      4,679
  Current portion of capital lease obligations...........      2,862      1,655
                                                           ---------  ---------
    Total current liabilities............................    225,747    152,616
Long-term debt, less current maturities:
  Senior term loans......................................    183,502    136,551
  Senior subordinated notes, less unamortized discount of
   $2,099 at December 31, 1998...........................    172,901         -
  Other long-term debt...................................     17,288      9,722
                                                           ---------  ---------
    Total long-term debt.................................    373,691    146,273
Other long-term liabilities..............................     60,737     35,768
                                                           ---------  ---------
    Total liabilities....................................    660,175    334,657
Minority interest........................................      5,875      7,672

Commitments and contingencies

Stockholders' Equity:
  Preferred stock, $.01 par value, 4,000,000 shares
   outstanding as of December 31, 1997...................         -          40
  Common stock, $.01 par value, 20,636,134 and 18,768,200
   shares outstanding as of December 31, 1998 and 1997,
   respectively..........................................        211        188
  Additional paid-in capital.............................    349,796    333,981
  Notes receivable from sale of stock....................     (5,654)    (5,956)
  Accumulated deficit....................................   (145,767)  (170,324)
  Currency translation adjustment........................      1,139       (158)
  Treasury stock, 488,900 shares outstanding as of
   December 31, 1998.....................................     (8,883)        -
                                                           ---------  ---------
    Total stockholders' equity...........................    190,842    157,771
                                                           ---------  ---------
    Total liabilities and stockholders' equity...........  $ 856,892  $ 500,100
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                Year Ended December 31,
                                            ---------------------------------
                                               1998        1997       1996
                                            ----------  ---------- ----------
Revenue.................................... $1,034,503  $  730,224 $  583,068
Costs and expenses:
  Commissions, fees and other incentives...    447,333     364,403    292,266
  Operating, administrative and other......    459,924     275,749    228,799
  Merger-related and other nonrecurring
   charges.................................     16,585      12,924         -
  Depreciation and amortization............     32,185      18,060     13,574
                                            ----------  ---------- ----------
Operating income...........................     78,476      59,088     48,429
Interest income............................      3,054       2,598      1,503
Interest expense...........................     31,047      15,780     24,123
                                            ----------  ---------- ----------
Income before provision (benefit) for
 income tax................................     50,483      45,906     25,809
Provision for income tax...................     25,926      20,558     11,160
Reduction of valuation allowances..........         -           -     (55,900)
                                            ----------  ---------- ----------
Net provision (benefit) for income tax.....     25,926      20,558    (44,740)
                                            ----------  ---------- ----------
Income before extraordinary items..........     24,557      25,348     70,549
Extraordinary items, net...................         -          951         -
                                            ----------  ---------- ----------
Net income................................. $   24,557  $   24,397 $   70,549
                                            ==========  ========== ==========
Preferred stock dividend................... $       -   $    4,000 $    1,000
                                            ==========  ========== ==========
Deemed dividend on preferred stock......... $   32,273  $       -  $       -
                                            ==========  ========== ==========
Net income (loss) applicable to common
 stockholders.............................. $   (7,716) $   20,397 $   69,549
                                            ==========  ========== ==========
Basic earnings (loss) per share............ $    (0.38) $     1.34 $     5.05
                                            ==========  ========== ==========
Weighted average shares outstanding for
 basic earnings (loss) per share........... 20,136,117  15,237,914 13,783,882
                                            ==========  ========== ==========
Diluted earnings (loss) per share.......... $    (0.38) $     1.28 $     4.99
                                            ==========  ========== ==========
Weighted average shares outstanding for
 diluted earnings (loss) per share......... 20,136,117  15,996,929 14,126,636
                                            ==========  ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1998       1997      1996
                                                 ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................... $  24,557  $ 24,397  $ 70,549
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization excluding
     deferred financing costs...................    32,185    18,060    13,574
    Amortization of deferred financing costs....     1,184       983     2,840
    Extraordinary items, net....................        -        951        -
    Equity interest in (earnings) loss of
     unconsolidated subsidiaries................    (3,443)      113      (145)
    Provision for litigation, doubtful accounts
     and other..................................     5,185     2,421     9,543
    Deferred interest...........................        -         -      6,927
    Deferred compensation.......................    14,738     6,121     2,159
    Deferred taxes..............................    14,394    17,122   (46,128)
  Increase in receivables.......................   (24,846)   (6,073)  (14,378)
  Decrease (increase) in prepaid expenses and
   other assets.................................       317   (10,634)      794
  Increase in compensation and employee benefits
   payable......................................     7,782    19,772    19,793
  Increase (decrease) in accounts payable and
   accrued expenses.............................     2,615     2,903      (696)
  Increase in other operating liabilities.......     1,946     4,699       862
                                                 ---------  --------  --------
      Net cash provided by operating
       activities...............................    76,614    80,835    65,694
                                                 ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment...........   (29,715)   (9,927)   (3,002)
  Proceeds from collections on notes
   receivable...................................       362     2,236     2,726
  Increase in intangibles and goodwill..........   (14,595)   (8,478)   (1,321)
  Acquisitions of businesses including net
   assets acquired, intangibles and goodwill....  (189,895)    3,216    (8,625)
  Other investing activities, net...............    10,323    (5,065)     (684)
                                                 ---------  --------  --------
      Net cash used in investing activities.....  (223,520)  (18,018)  (10,906)
                                                 ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior revolving credit line....        -     16,000    21,000
  Repayment of senior revolving credit line.....        -    (16,000)  (21,000)
  Proceeds from senior term loans...............   315,000   155,000        -
  Repayment of senior term loans................  (268,000)  (90,415)  (94,978)
  Repayment of other loans......................   (14,701)  (55,976)   (2,379)
  Proceeds from senior subordinated term loan...   172,788        -         -
  Repayment of senior subordinated term loan....        -    (65,872)   (5,044)
  Payment of dividends payable..................    (5,000)       -         -
  Repurchase of preferred stock.................   (72,331)       -         -
  Repurchase of common stock....................    (8,883)       -         -
  Repayment of capital leases...................    (1,655)   (2,773)   (2,945)
  Minority interest payments....................    (2,902)   (1,990)       -
  Other financing activities, net...............     5,122    (2,938)   76,841
                                                 ---------  --------  --------
      Net cash provided by (used in) financing
       activities...............................   119,438   (64,964)  (28,505)
                                                 ---------  --------  --------
Net (decrease) increase in cash and cash
 equivalents....................................   (27,468)   (2,147)   26,283
Cash and cash equivalents, at beginning of
 period.........................................    47,181    49,328    23,045
Effect of exchange rate changes on cash.........      (162)       -         -
                                                 ---------  --------  --------
Cash and cash equivalents, at end of period..... $  19,551  $ 47,181  $ 49,328
                                                 =========  ========  ========
SUPPLEMENTAL DATA:
Cash paid during the year for:
  Interest (none capitalized)................... $  27,528  $ 14,073  $ 25,899
  Income taxes, net of refunds.................. $   3,395  $  2,736  $  1,284
Non-cash investing and financing activities:
  Equipment acquired under capital leases....... $      -   $  2,299  $  1,701

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             (Dollars in thousands)

                                                       Notes                 Accumulated
                                          Additional receivable                 other
                         Preferred Common  paid-in   from sale  Accumulated comprehensive Treasury
                           stock   stock   capital    of stock    deficit      income      stock      Total
                         --------- ------ ---------- ---------- ----------- ------------- --------  ---------
Balance, December 31,
 1995...................   $ 40     $ 93   $110,326   $    -     $(265,270)    $  123     $    -    $(154,688)
Net income..............     -        -          -         -        70,549         -           -       70,549
Common stock issued for
 deferred compensation
 and other incentives...     -         8      7,660    (5,109)          -          -           -        2,559
Common stock options
 exercised..............     -        -         100        -            -          -           -          100
Preferred dividend
 accrual................     -        -      (1,000)       -            -          -           -       (1,000)
Net proceeds from
 initial public
 offering...............     -        32     79,399        -            -          -           -       79,431
Benefit of permanent
 deferred tax asset.....     -        -       1,541        -            -          -           -        1,541
Foreign currency
 translation loss.......     -        -          -         -            -          (7)         -           (7)
                           ----     ----   --------   -------    ---------     ------     -------   ---------
Balance, December 31,
 1996...................     40      133    198,026    (5,109)    (194,721)       116          -       (1,515)
Net income..............     -        -          -         -        24,397         -           -       24,397
Common stock issued for
 incentive plans........     -        -       2,996      (897)          -          -           -        2,099
Earned compensation,
 deferred compensation
 plan...................     -        -       1,711        -            -          -           -        1,711
Collection on stock
 subscription notes.....     -        -          -         50           -          -           -           50
Common stock issued for
 Koll acquisition.......     -        52    132,821        -            -          -           -      132,873
Common stock options
 exercised..............     -         3      2,427        -            -          -           -        2,430
Preferred dividend
 accrual................     -        -      (4,000)       -            -          -           -       (4,000)
Foreign currency
 translation loss.......     -        -          -         -            -        (274)         -         (274)
                           ----     ----   --------   -------    ---------     ------     -------   ---------
Balance, December 31,
 1997...................     40      188    333,981    (5,956)    (170,324)      (158)         -      157,771
Net income..............     -        -          -         -        24,557         -           -       24,557
Common stock issued for
 incentive plans........     -         1      4,163      (962)          -          -           -        3,202
Earned compensation,
 deferred compensation
 plan...................     -        -       5,361        -            -          -           -        5,361
Collection on, net of
 cancellation of notes
 receivable from
 employee stock
 incentive plan.........     -        -        (646)    1,264           -          -           -          618
Common stock issued for
 REI and Hillier Parker
 acquisitions...........     -        15     58,486        -            -          -           -       58,501
Common stock options
 exercised..............     -         7      8,835        -            -          -           -        8,842
Tax deduction from
 exercise of stock
 options................     -        -      11,907        -            -          -           -       11,907
Foreign currency
 translation gain.......     -        -          -         -            -       1,297          -        1,297
Purchase of preferred
 stock..................    (40)      -     (72,291)       -            -          -           -      (72,331)
Purchase of common
 stock..................     -        -          -         -            -          -       (8,883)     (8,883)
                           ----     ----   --------   -------    ---------     ------     -------   ---------
Balance, December 31,
 1998...................   $ -      $211   $349,796   $(5,654)   $(145,767)    $1,139     $(8,883)  $ 190,842
                           ====     ====   ========   =======    =========     ======     =======   =========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                       Year ended December 31,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
Net income............................................ $24,557 $24,397  $70,549
Other comprehensive income............................   1,297    (274)      (7)
                                                       ------- -------  -------
Comprehensive income.................................. $25,854 $24,123  $70,542
                                                       ======= =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

1. Organization and Acquisitions

  Organization. CB Richard Ellis Services, Inc. ("CB Richard Ellis") or (the "Company") is a holding company that conducts its operations primarily through its subsidiaries CB Richard Ellis, Inc., CB Commercial Limited (formerly REI Limited and the United Kingdom holding company for the various Richard Ellis companies operating outside the United Kingdom and the United States), L.J. Melody & Company ("L.J. Melody"), CB Richard Ellis Investors, L.L.C. and CB Hillier Parker Limited. On November 25, 1996 CB Richard Ellis completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Richard Ellis' then outstanding senior secured indebtedness and senior subordinated indebtedness.

  Nature of Operations. The Company provides a full range of real estate services worldwide to commercial real estate tenants, owners and investors through approximately 230 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, Peoples Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom. The Company's services include (i) brokerage services whereby the Company facilitates the sale and lease of properties ("Brokerage Services");
(ii) transaction management, consulting services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management and related services ("Asset Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

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

  Acquisitions. On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc. ("Carey, Brumbaugh"), a regional mortgage banking firm for approximately $5.6 million in cash and approximately $2.4 million in notes bearing interest at 9.0% with three annual payments beginning October 1999. Approximately $0.2 million of the $2.4 million notes will be accounted for as deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price has been largely be allocated to intangibles and goodwill which will be amortized over their estimated useful lives of 7 and 30 years, respectively.

  On October 1, 1998 the Company purchased the remaining ownership interests that it did not already own in the Richard Ellis Australia and New Zealand businesses. The costs for the remaining interest was $20.0 million in cash. Virtually all of the revenue of these locations is derived from brokerage and appraisal services. On a preliminary basis, the purchase price has been allocated to intangibles and goodwill which will be amortized over their estimated useful lives ranging up to 30 years.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 5 and 30 years, respectively.

  On July 7, 1998 the Company acquired the business of Hillier Parker, a commercial property services partnership operating in the United Kingdom. The acquisition was accounted for as a purchase. The purchase price for Hillier Parker included approximately $63.9 million in cash and $7.1 million in shares of the Company's Common Stock. In addition, the Company assumed a contingent payout plan for key Hillier Parker employees with a potential payout over three years of approximately $12.5 million and assumed various annuity obligations of approximately $15.0 million. On a preliminary basis, the purchase price has largely been allocated to goodwill which will be amortized on a straight line basis over its estimated useful life of 30 years.

  On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's interest in the combined enterprise is $5.7 million.

  On May 31, 1998 the Company acquired Mathews Click and Associates ("Mathews Click"), a property sales, leasing, and management firm, for approximately $10.0 million in cash and potential supplemental payments of $1.9 million payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The total purchase price including potential supplemental payments, which are contingent upon operating results, will be allocated to intangibles and goodwill which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  Effective May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc. ("Shoptaw-James"), a regional mortgage banking firm for approximately $6.3 million in cash and approximately $2.7 million in notes bearing interest at 9.0% with three annual payments beginning May 1999. The acquisition was accounted for as a purchase. Approximately $0.3 million of the $2.7 million notes will be accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company. Approximately $2.4 million of the $2.7 million will be accounted for as supplemental payments to the sellers over a period of three years. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill which will be amortized on a straight line basis over their useful lives of 7 and 30 years, respectively.

  On April 17, 1998 the Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the United Kingdom). The acquisition was accounted for as a purchase. On a preliminary basis, the purchase price has largely been allocated to goodwill, which will be amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $103.0 million of which approximately $52.7 million was paid in cash and notes and approximately $50.3 million was paid in shares of the Company's Common Stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into the Company's. For the year ended December 31, 1997, REI had revenues and EBITDA of approximately $118.0 million and $11.7 million, respectively.

  On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina ("Cauble"), a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

$0.4 million bearing interest at 9.0% with principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million and approximately $0.9 million in notes. Approximately $0.3 million of the $0.9 million notes has been accounted for as supplemental payments to the sellers and approximately $0.6 million as deferred compensation to certain key executives and producers payable in three annual installments beginning in February 1999. The acquisition was accounted for as a purchase. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill, which will be amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation will be accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon certain key executives' and producers' continued employment with the Company.

  On August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. The acquisition was accounted for as a purchase and resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997. The initial purchase price in excess of the net identifiable assets acquired totaled $95.3 million including $20.0 million relating to incentive fees on investments fund partnerships which will be earned as assets within the funds are sold and is included, net of amortization, in goodwill and other intangible assets, respectively, on the accompanying balance sheet. Goodwill is being amortized on a straight line basis over 30 years. In the third quarter of 1997 CB Richard Ellis recorded the effects of a charge for merger-related costs of $11.2 million, which is included in total merger-related costs of $12.9 million.

  The merger did not include several other entities which use the Koll name, including, but not limited to, Koll Construction, Koll Real Estate Group (the development and investment company) and Koll International (resorts and recreational developments).

  Effective July 1, 1996, CB Commercial Mortgage Company, Inc. ("CB Mortgage"), a wholly-owned subsidiary of the Company, acquired all of the outstanding capital stock of L.J. Melody & Company. The purchase consideration for L.J. Melody was $15.0 million, including a $2.3 million contingent note to the principal seller bearing 10.0% interest with principal payments starting in 1998, $9.0 million in cash and $3.7 million in additional senior notes to the sellers. The notes bore interest of 10.0% per annum, with maturities through July 2001. The $2.3 million note has been accounted for as compensation over the term of the note as the payment of this note was contingent upon the principal seller's continued employment with the Company. In October 1997 the Company paid the outstanding balance of the senior and contingent notes related to the L.J. Melody acquisition of $1.1 million and $3.0 million, respectively. Of this amount, $1.7 million was related to the acceleration of a contingent note and is included in merger-related and other nonrecurring charges in the accompanying statements of operations.

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

  The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of December 31, 1998 and

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

1997. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company's material acquisitions for the years ended December 31, 1998, 1997 and 1996, assuming the L.J. Melody and Koll acquisitions had occurred on January 1, 1996 and the REI acquisition had occurred on January 1, 1997 (amounts in thousands except per share data):

                                                   Year Ended December 31
                                                ------------------------------
                                                   1998       1997      1996
                                                ----------  --------  --------
                                                        (unaudited)
   Revenue..................................... $1,051,114  $937,905  $701,301
   Net income (loss)...........................     15,586    (2,433)   68,068
   Net income (loss) applicable to common
    stockholders...............................    (16,687)   (6,433)   67,068
   Earnings (loss) per share
     Basic.....................................      (0.81)    (0.32)     3.53
     Diluted...................................      (0.81)    (0.32)     3.52

  The proforma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, Koll historical results for the first eight months of 1997 and REI historical results for the first three months of 1998 include certain nonrecurring adjustments.

2. Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months.

 Goodwill and Other Intangible Assets

  Goodwill at December 31, 1998 consisted of $425.5 million related to the 1995 through 1998 acquisitions which is being amortized over an estimated useful life of 30 years and $19.6 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

  Other intangible assets at December 31, 1998 included approximately $7.9 million of deferred financing costs and $56.0 million of intangibles stemming from the 1995 through 1998 acquisitions.

  The Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets. In

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES the third quarter 1997, the Company wrote off the remaining Langdon Rieder goodwill of $2.1 million, which has been recorded to amortization expense in the accompanying statement of operations.

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

 Comprehensive Income

  Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income consists of foreign currency translation adjustments.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations. The most significant estimates with regard to these financial statements relate to deferred taxes.

 New Accounting Pronouncements

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's financial statements.

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

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

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

 Reclassifications

  Certain reclassifications, which do not have an effect on net income, have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

3. Property and Equipment

  Property and equipment is stated at cost and consists of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Land..................................................... $  1,822  $ 11,946
   Buildings and improvements...............................   20,485    29,312
   Furniture and equipment..................................  106,363    46,066
   Equipment under capital leases...........................   12,270    11,916
                                                             --------  --------
                                                              140,940    99,240
   Accumulated depreciation and amortization................  (82,574)  (48,931)
                                                             --------  --------
     Property and equipment, net............................ $ 58,366  $ 50,309
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

  In 1998, the Company wrote down the carrying value of the Company's headquarters' building to its estimated fair market value and reclassified the property to property held for sale included in other assets. The write-down of $9.0 million was triggered by the Company's decision to sell its building and relocate its headquarters.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

4. Investments in Unconsolidated Subsidiaries

  Investments in unconsolidated subsidiaries in which the Company does not have majority control are accounted for under the equity method. Investments in and advances to (from) unconsolidated subsidiaries as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                  December 31,
                                                                 --------------
                                                        Interest  1998    1997
                                                        -------- ------- ------
   KB Opportunity Investors............................    45%   $12,570 $   -
   CB Commercial/Whittier Partners, LP.................    50      9,691    300
   CBRE Pittsburgh.....................................    25      5,822     -
   KB Investors IV.....................................    45      2,738     -
   WPI/Koll Asia Pacific Advisors, L.L.C...............    50        247  1,178
   Koll Amata..........................................    46         71    390
   Other...............................................     *        494  6,090
                                                                 ------- ------
                                                                 $31,633 $7,958
                                                                 ======= ======

--------
*Various interests with varying ownership rates.

  Unaudited combined condensed financial information for the entities accounted for using the equity method is as follows (in thousands):

  Condensed Statement of Operations Information:

                                                             December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
   Net revenue......................................... $72,911 $59,304 $14,195
   Income from operations..............................  27,921  20,398   2,313
   Net income..........................................  23,678  27,618     927

  Condensed Balance Sheet Information:

                                                                 December 31,
                                                               ----------------
                                                                1998     1997
                                                               ------- --------
   Current assets............................................. $40,492 $ 47,684
   Noncurrent assets..........................................  45,686  936,527
   Current liabilities........................................  11,123   47,354
   Noncurrent liabilities.....................................  20,274    1,169

  Equity interest in earnings (losses) of the unconsolidated subsidiaries of $3,443,000, $(113,000) and $145,000 for the years ended December 31, 1998,
1997 and 1996, respectively, have been included in "Operating, administrative and other" on the Consolidated Statements of Operations.

5. Other Assets

  Included in other assets at December 31, 1998 and 1997 are $2.7 million and $2.1 million, respectively, of investments in limited partnerships managed for a fee for institutional investors. The Company has a 1.0% general partnership interest in each of the limited partnerships which is accounted for under the equity method. Although the Company is the general partner of each limited partnership, it does not have majority control over investment decisions in any of the limited partnerships. Management fee income from the partnerships was approximately $4.7 million, $6.1 million and $7.6 million for the years ended December 31, 1998, 1997, and

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

1996, respectively. In 1998, several investment properties within the limited partnerships' were sold. The limited partnerships' total assets were approximately $218.4 million and $448.9 million and total liabilities were approximately $130.4 million and $202.4 million as of December 31, 1998, and 1997, respectively. The Company's share of net income (loss) for the years ended December 31, 1998, 1997, and 1996 was not material.

  The general partner capital contributions for certain partnerships are in the form of unsecured notes payable totaling approximately $0.3 million and $0.8 million at December 31, 1998, and 1997, respectively. (See Note 7)

  Included in other assets at December 31, 1998 are $8.0 million of property held for sale and $5.3 million of notes receivable from stock option exercises. (See Note 3 and Note 9, respectively)

  In addition, included in other assets at December 31, 1998 and 1997 was $7.4 million in inventoried property.

6. Employee Benefit Plans

  Option Plans. A total of 1,000,000 shares of Common Stock have been reserved for issuance under the CB Richard Ellis Services, Inc. 1990 Stock Option Plan. Prior to the Company's November 1996 public offering, options for 1,000,000 shares, at an exercise price of $10.00 per share, were granted pursuant to the plan. In 1996, at the time of the Company's public offering, options for 40,000 shares were granted at an exercise price of $20.00 per share. All options vest over one to four year periods, expiring at various dates through November 2006. During 1998, options to purchase 668,250 shares of Common Stock were exercised. Options for 115,500 shares were outstanding as of December 31, 1998.

  A total of 600,000 shares of Common Stock have been reserved for issuance under the CB Richard Ellis Services, Inc. 1991 Service Providers Stock Option Plan. In 1991 and 1998 below market options were granted to certain directors as partial payment for director fees. During 1998, options for 152,500 shares were granted to certain directors and executive officers at an exercise price equal to fair market value at date of grant ranging from $33.44 to $38.50 per share. On December 15, 1998 certain holders of a stock option grant with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share which represented above market value and simultaneously reduce the number of shares by 20%. All options vest over one to five year periods, expiring at various dates through July 2008. Options for 469,567 shares were outstanding as of December 31, 1998.

  A total of 90,750 shares of Common Stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996 as part of the July 1996 acquisition of L.J. Melody. Options for all such shares have been issued at an exercise price of $10.00 per share and vest over a period of five years at the rate of five percent per quarter. Options for 90,750 shares of Common Stock were outstanding as of December 31, 1998.

  In August 1997, in conjunction with the Koll acquisition, the Company approved the assumption of the options outstanding under the KMS (Koll) Holding Company Amended 1994 Stock Option Plan (now known as the CBC Substitute Option Plan ("CBCSP")), the Koll Acquisition Stock Option Plan ("KASOP") and the issuance of warrants. Under the CBCSP, 407,087 stock options were issued with exercise prices ranging from $12.89 to $18.04 in exchange for existing Koll options. These options were immediately exercisable. As of December 31, 1998, 158,072 options have been exercised. Under the KASOP, 550,000 stock options were issued to former senior executives of Koll who became employees or directors of the Company. These options have exercise prices ranging from $20.00 to $36.75 per share and vesting periods ranging from immediate to three years, expiring in April 2007. Options for 480,000 shares were outstanding as of December 31, 1998.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  A total of 700,000 shares of Common Stock have been reserved for issuance under the CB Richard Ellis Services, Inc. 1997 Employee Stock Option Plan which was approved by shareholders. In 1997, an option for 40,000 shares, at an exercise price of $23.75, was granted and vests quarterly, expiring in March 2007. Also in 1997, options for 475,500 shares, at an exercise price of $33.50 per share, were granted pursuant to the plan and vest over one to five year periods, expiring in November 2007. During 1998, the Company granted options for 107,500 shares of Common Stock at an exercise price ranging from $33.44 to $36.19 per share. All options were granted at an exercise price equal to fair market value at date of grant. On December 15, 1998 certain holders of a stock option grant with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share which represented above market value and simultaneously reduce the number of shares by 20%. The vesting periods for these options range from approximately one to five years, expiring at various dates through 2008. Options for 509,800 shares were outstanding as of December 31, 1998.

  In conjunction with the North Coast Mortgage Company acquisition, an option for 25,000 shares was granted with an exercise price representing the fair market value at date of grant of $32.50. On December 15, 1998 the option holder elected to change the exercise price to $20.00 per share which represented above market value and simultaneously reduce the number of shares by 20%. The option vests over five years at a rate of 20% per year, expiring in February 2008. Options for 20,000 shares were outstanding as of December 31, 1998.

  In conjunction with the Shoptaw-James acquisition, an option for 25,000 shares was granted with an exercise price representing the fair market value of $37.32 per share. The option vests over five years at a rate of 20% per year, expiring in May 2008.

  In April 1998, in conjunction with the REI acquisition, the Company approved the assumption of the options outstanding under the REI Limited Stock Option Plan. These options for 46,115 shares of Common Stock were issued and exercised immediately at $14.95 per share in exchange for existing REI options. Also in conjunction with the REI acquisition, the Company granted options for 475,677 shares at an exercise price equal to fair market value at date of grant of $33.50 per share. On December 15, 1998 certain holders of a stock option grant elected to change the exercise price of their options to $20.00 per share which represented above market value and simultaneously reduce the number of shares by 20%. These options vest over three years at a rate of 33.33% per year, expiring in April 2008. Options for 377,486 shares were outstanding as of December 31, 1998.

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

                                                         1998     1997    1996
                                                        -------  ------- -------
   Net Income:
     As Reported....................................... $24,557  $24,397 $70,549
     Pro Forma.........................................  20,396   21,940  69,932
   Basic EPS:
     As Reported.......................................   (0.38)    1.34    5.05
     Pro Forma.........................................   (0.59)    1.18    5.00
   Diluted EPS:
     As Reported.......................................   (0.38)    1.28    4.99
     Pro Forma.........................................   (0.59)    1.12    4.95

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rates of 4.95%, 6.54% and 6.75% for the various plans. Expected volatility for 1998, 1997 and 1996 is 48.16%, 36.67% and 36.67%. Dividend
yield is excluded from the calculation since it is the present intention of the Company to retain all earnings for future acquisitions.

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

  A summary of the status of the Company's option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                    1998                 1997                1996
                             -------------------- ------------------- -------------------
                                         Weighted            Weighted            Weighted
                                         Average             Average             Average
      Stock Options and                  Exercise            Exercise            Exercise
           Warrants            Shares     Price    Shares     Price    Shares     Price
      -----------------      ----------  -------- ---------  -------- ---------  --------
   Outstanding beginning of
    the year...............   3,284,381   $22.43  1,116,890   $10.32    996,607   $ 9.65
   Granted.................   1,885,944    25.94  2,392,554    26.99    180,750    13.87
   Exercised...............    (824,385)   10.73   (225,063)   10.78    (10,467)    9.57
   Forfeited/Expired.......  (1,408,855)   32.42         -        -     (50,000)   10.00
                             ----------   ------  ---------   ------  ---------   ------
   Outstanding end of
    year...................   2,937,085   $23.18  3,284,381   $22.43  1,116,890   $10.32
                             ----------   ------  ---------   ------  ---------   ------
   Exercisable at end of
    year...................     830,289   $21.94  1,412,800   $16.08    809,383   $ 9.55
   Weighted average fair
    value of options and
    warrants granted.......               $12.27              $14.27              $ 5.36

  Significant option and warrant groups outstanding at December 31, 1998 and related weighted average price and life information is presented below:

                                                           Exercisable Options
                       Outstanding Options and Warrants        and Warrants
                     ------------------------------------- --------------------
                                                  Weighted             Weighted
                                 Weighted Average Average              Average
       Range of        Number       Remaining     Exercise   Number    Exercise
    Exercise Prices  Outstanding Contractual Life  Price   Exercisable  Price
    ---------------  ----------- ---------------- -------- ----------- --------
   $00.30-$10.00....    187,817     4.32 yrs.      $ 8.90    132,442    $ 8.43
   $12.89-$18.04....    269,015     6.29 yrs.       14.29    249,015     14.09
   $20.00-$23.75....  1,493,352     8.84 yrs.       20.54    183,032     21.17
   $30.00-$37.31....    986,901     6.82 yrs.       32.30    265,800     36.56
                      ---------                    ------    -------    ------
                      2,937,085                    $23.18    830,289    $21.94
                      =========                    ======    =======    ======

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  Stock Purchase Plan. The Company has a restricted stock purchase plan covering certain key employees including senior management. A total of 550,000 shares of Common Stock have been reserved for issuance under the 1996 Equity Incentive Plan of CB Richard Ellis Services, Inc. The shares may be issued to senior executives for a purchase price equal to the greater of $10.00 per share or fair market value. During 1998, the Company sold 25,000 shares and cancelled the issuance of 64,620 shares along with the related promissory notes. The fair market value of shares sold in 1998 was $38.50. Under this plan, 506,286 shares were outstanding as of December 31, 1998. The purchase price for these shares must be paid either in cash or by delivery of a full recourse promissory note. The related promissory notes are also included in stockholders' equity.

  Bonuses. The Company has bonus programs covering certain key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $33.7 million, $28.8 million and $19.0 million for the years ended December 31, 1998, 1997, and 1996, respectively.

  Capital Accumulation Plan (the "Cap Plan"). The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Under the Cap Plan, each participating employee may elect to defer a portion of his or her earnings and the Company may make additional contributions from the Company's current or accumulated net profits to the Cap Plan in such amounts as determined by the Board of Directors. The Company expensed, in connection with the Cap Plan, $2.9 million and $1.9 million for the years ended December 31, 1997, and 1996, respectively. No expense, in connection with the Cap Plan, was incurred for the year ended December 31, 1998.

  Deferred Compensation Plan (the "DCP"). In 1994 the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which accrues at a rate of interest determined in accordance with the DCP and is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the twelve months ended December 31, 1998, approximately $10.2 million and $5.4 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of December 31, 1998, were approximately $16.9 million in cash (including interest) and $10.0 million in stock for a total of $26.9 million, all of which was charged to expense in the period of deferral.

  Pension Plan. The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan to provide retirement benefits to former Hillier Parker employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. Pension expense recognized totaled $909,000 in 1998.

  Net periodic pension cost consisted of the following:

                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Employer service cost--benefits earned during the year........    $ 2,474
   Interest cost on projected benefit obligation.................      2,061
   Expected (return) loss on plan assets.........................     (3,626)
                                                                     -------
   Net periodic pension cost.....................................    $   909
                                                                     =======

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  The following table sets forth the plan's funded status and amounts recognized in the accompanying balance sheet:

                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Actuarial Value of Benefit Obligations:
   Vested benefit obligation.....................................    $(66,865)
   Non-vested benefit obligation.................................          -
                                                                     --------
   Accumulated benefit obligation................................    $(66,865)
                                                                     ========
   Projected benefit obligation..................................    $(73,190)
   Plan assets at fair value.....................................      95,731
                                                                     --------
   Plan assets in excess of projected benefit obligation.........      22,541
   Unrecognized net loss.........................................       5,700
                                                                     --------
   Prepaid pension asset included in balance sheet...............    $ 28,241
                                                                     ========

  Assumptions used in developing the projected benefit obligation as of December 31 were as follows:

                                                                           1998
                                                                           ----
   Discount rate used in determining present values....................... 6.00%
   Annual increase in future compensation levels.......................... 5.50%
   Expected long-term rate of return on assets............................ 7.75%

  Plan assets consist of a diversified portfolio of fixed-income investments and equity securities.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

7. Long-term Debt

  Long-term debt consists of the following (in thousands):

                                                               December 31,
                                                             -----------------
                                                               1998     1997
                                                             -------- --------
   Senior Subordinated Notes, less unamortized discount of
    $2.099 million, with fixed interest at 8.875%..........  $172,901 $     -
   Revolving Credit Facility, with interest ranging from
    6.69% to 8.25%.........................................   167,000  120,000
   Westmark Senior Notes, with interest ranging from 10.0%
    to 12.0% through December 31, 2004 and at variable
    rates depending on the Company's credit facility rate
    thereafter, $2.546 million due in 2008, with the
    remaining balance due in 2010..........................    16,502   18,861
   REI Acquisition Obligations, with interest ranging from
    5.1% to 9.5%...........................................     7,575       -
   Inventoried Property Loan, secured by inventoried
    property, with interest at short-term commercial paper
    borrowing rate plus 3.5% (8.3% and 9.1% at December 31,
    1998 and 1997, respectively) due in 1999...............     7,093    7,470
   REI Senior Notes with variable interest rates based on
    Sterling LIBOR minus 1.50% due in 2002.................     5,439       -
   Shoptaw-James Senior Notes, with fixed interest at 9.0%,
    due from 1999 through 2001.............................     2,430       -
   Carey, Brumbaugh Senior Notes, with fixed interest at
    9.0%, due from 1999 through 2001.......................     2,160       -
   Koll Acquisition Obligations, with interest ranging up
    to 9.0%................................................     1,469    3,843
   Other...................................................     3,465      778
                                                             -------- --------
     Total.................................................   386,034  150,952
     Less current maturities...............................    12,343    4,679
                                                             -------- --------
     Total long-term debt..................................  $373,691 $146,273
                                                             ======== ========

  Annual aggregate maturities of long-term debt as of December 31, 1998 are as follows (in thousands): 1999--$12,343; 2000--$9,221; 2001--$1,966; 2002--
$5,468; 2003--$167,012 and $190,024 thereafter.

  In May 1998, the Company amended its revolving credit facility with a bank syndicate to provide a committed line of credit of up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $167.0 million as of December 31, 1998. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on amounts outstanding at December 31, 1998 was 6.89%.

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

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

8. Commitments and Contingencies

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

  In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims from Prudential for the entire judgment.

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

  Future minimum rental commitments for noncancelable operating leases at December 31, 1998, are as follows (in thousands): 1999--$33,852; 2000-- $31,126; 2001--$26,977; 2002--$21,867; 2003--$17,106 and $47,221 thereafter.

  Future minimum lease commitments for noncancelable capital leases at December 31, 1998 are as follows (in thousands): 1999--$3,836; 2000--$1,604;
2001--$827 and 2002--$397. The interest portion of the lease payments totals approximately $1.6 million. Capital lease payments due within one year are classified as current liabilities.

  Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. Total rental expense under noncancelable operating leases was $32.4 million, $24.3 million and $18.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

9. Stockholders' Equity

  In August 1997 in conjunction with the Koll acquisition, the Company approved the issuance of 599,967 warrants. Of the outstanding warrants, 43,644 are attached to Common Stock obtainable under the CBCSP and 556,323 are attached to shares of outstanding Common Stock. Each warrant is exercisable into one share of Common Stock at an exercise price of $30.00 (subject to adjustment) commencing on August 28, 2000 and expiring on August 27, 2004. As of December 31, 1998, 599,967 warrants issued were outstanding.

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

  In 1998, the Company issued 1,328,638 shares of Common Stock in the REI Acquisition, 208,263 shares of Common Stock in the Hillier Parker Acquisition, 25,000 shares to a certain key employee in connection with the 1996 Equity Incentive Plan, 75,064 shares with a stated value of approximately $2.9 million to the Cap Plan for the year ended December 31, 1997 and 824,385 shares in connection with stock option plans.

  In October 1998, the Company offered all employees under the 1990 Stock Option Plan who hold options that expire in April 1999 a loan equal to 100% of the total exercise price plus 40% of the difference between the current market value of the shares and the exercise price. Loan proceeds were applied towards the total exercise price and payroll withholding taxes. The loans are evidenced by full recourse promissory notes having a maturity of five years at an interest rate of 6.0%. Interest is due annually, while the principal is due the earlier of five years or the sale of the shares. The shares issued under this offering may not be sold until after 18 months from the date of issuance. A total of 405,000 shares were issued under this offering. The related promissory notes of $5.3 million are included in other assets.

  On October 15, 1998 the Company announced that its board of directors had approved a repurchase program under which it will begin purchasing up to $10.0 million of its common stock during the period of October 16, 1998 through December 31, 1998. The Company purchased 488,900 shares of Common Stock for approximately $8.9 million, cancelled 64,620 shares in connection with the 1996 Equity Incentive Plan and cancelled 34,734 shares under the Omnibus Stock Incentive Plan.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

10. Income Taxes

  The provisions for income taxes for the years ended December 31, 1998, 1997 and 1996 were computed in accordance with SFAS 109, the modified liability method of accounting for income taxes.

  The foreign currency translation adjustments included in accumulated other comprehensive income were net of an income tax provision (benefit) of $829,000, $(175,000) and $(5,000) in 1998, 1997 and 1996, respectively.

  The tax provision (benefit) for the years ended December 31, 1998, 1997 and 1996 excluding the tax impact on extraordinary items of $0.7 million, consisted of the following (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998     1997      1996
                                                    -------  -------  --------
   Federal:
     Current....................................... $ 4,265  $ 1,243  $    730
     Deferred tax..................................  14,469   17,436     9,522
     Reduction of valuation allowances.............      -        -    (55,900)
                                                    -------  -------  --------
                                                     18,734   18,679   (45,648)
   State:
     Current.......................................   3,470    2,193       658
     Deferred tax..................................     (75)    (314)      250
                                                    -------  -------  --------
                                                      3,395    1,879       908
   Foreign.........................................   3,797       -         -
                                                    -------  -------  --------
                                                    $25,926  $20,558  $(44,740)
                                                    =======  =======  ========

  The following is a reconciliation, stated as a percentage of pre-tax income, of the U.S. statutory federal income tax rate to the Company's effective tax rate on income from operations:

                                                                Year Ended
                                                               December 31,
                                                              ----------------
                                                              1998  1997  1996
                                                              ----  ----  ----
   Federal statutory tax rate................................  35%   35%    35%
   Permanent differences, including goodwill, meals and
    entertainment............................................   8     7      5
   State taxes, net of federal benefit.......................   4     2      4
   Foreign income taxes......................................   4     -      -
   Reduction of valuation allowances and other...............   -     1   (217)
                                                              ---   ---   ----
   Effective tax rate........................................  51%   45%  (173)%
                                                              ===   ===   ====

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  Beginning in 1992, the Company implemented SFAS No. 109, the modified liability method of accounting for income taxes. Until the third quarter of 1996, the resulting net deferred tax asset had been fully reserved. Cumulative tax effects of temporary differences are shown below as of December 31, 1998 and 1997 (in thousands):

                                                            Year Ended
                                                           December 31,
                                                       -----------------------
                                                         1998      1997
                                                       --------  --------
   Asset (Liability)
   Property and equipment............................. $  4,325  $  1,272
   Reserves for bad debts, building write down, legal
    expenses..........................................   16,410    14,849
   Intangible amortization............................  (14,998)  (11,418)
   Bonus, unexercised restricted stock, deferred
    compensation......................................   13,282     6,820
   Partnership income.................................    4,877     4,778
   Net operating loss and alternative minimum tax
    credit carryforwards..............................   28,049    49,003
   Unconsolidated affiliates..........................     (141)     (173)
   All other, net.....................................    1,492     2,627
                                                       --------  --------
   Net deferred tax asset before valuation
    allowances........................................   53,296    67,758
   Valuation allowances...............................  (26,667)  (29,901)
                                                       --------  --------
     Net deferred tax asset........................... $ 26,629  $ 37,857
                                                       ========  ========

  A deferred U.S. tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of the Company to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or intended to be permanently invested in accordance with Accounting Principles Board ("APB") No. 23, Accounting for Income Taxes--Special Areas, paragraph 12, aggregated $5.9 million at December 31, 1998.

  During 1996, the Company projected, on a more likely than not basis, that a portion of its NOL would be realizable in future periods and, accordingly, reduced its existing deferred tax asset valuation allowances by $61.2 million of which $5.3 million has been allocated to the purchase price of L.J. Melody based on its estimated future potential to generate taxable income, and the remaining $55.9 million has been recorded as a tax benefit (a reduction in income tax provision). With the recognition of deferred tax assets, the future period provisions for income tax will be recorded at the full effective tax rate excluding the impact of other adjustments, if any, to valuation allowances.

11. Per Share Information

  Basic earnings (loss) per share was computed by dividing net income, less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options, stock warrants and, during periods when preferred stock was outstanding and was dilutive, the conversion of the preferred stock. When the Company is in a net loss position for a particular reporting period, the stock options and warrants outstanding are excluded as they are anti-dilutive.

  In January 1998 the Company repurchased all 4.0 million of its existing convertible preferred stock. The portion of the purchase price in excess of the carrying value represents the deemed dividend charge to net income applicable to common shareholders when computing basic and dilutive earnings
(loss) per share.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

  The following is a calculation of earnings (loss) per share for the years ended December 31 (in thousands, except share and per share data):

                                     1998                        1997                        1996
                          ---------------------------  --------------------------  --------------------------
                                                Per-                        Per-                        Per-
                                               Share                       Share                       Share
                           Income     Shares   Amount  Income     Share    Amount  Income     Shares   Amount
                          --------  ---------- ------  -------  ---------- ------  -------  ---------- ------
Bank earnings (loss) per
 share
 Net income before
  extraordinary items...  $ 24,557                     $25,348                     $70,549
 Deemed dividend on
  preferred stock
  repurchase............   (32,273)                         -                           -
 Preferred stock
  dividends.............        -                       (4,000)                     (1,000)
                          --------                     -------                     -------
 Income before
  extraordinary items
  applicable to common
  shareholders..........    (7,716) 20,136,117 $(0.38)  21,348  15,237,914 $ 1.40   69,549  13,783,882 $5.05
 Extraordinary items,
  net...................        -                  -      (951)             (0.06)      -                 -
                          --------             ------  -------             ------  -------             -----
 Income (loss)
  applicable to common
  shareholders..........  $ (7,716)            $(0.38) $20,397             $ 1.34  $69,549             $5.05
                          ========             ======  =======             ======  =======             =====
Diluted earnings (loss)
 per share
 Income (loss) before
  extraordinary items
  applicable to common
  shareholders..........  $ (7,716) 20,136,117         $21,348  15,237,914         $70,549  13,783,882
 Diluted effect of
  exercise of options
  outstanding...........        -           -                      759,015                      61,443
 Diluted effect of
  convertible preferred
  stock.................        -           -                           -                      281,311
                          --------  ----------         -------  ----------         -------  ----------
 Income (loss) before
  extraordinary items
  applicable to common
  shareholders..........    (7,716) 20,136,117 $(0.38)  21,348  15,996,929 $ 1.34   70,549  14,126,636 $4.99
 Extraordinary items,
  net...................        -                  -      (951)             (0.06)      -                 -
                          --------             ------  -------             ------  -------             -----
 Income (loss)
  applicable to common
  shareholders..........  $ (7,716)            $(0.38) $20,397             $ 1.28  $70,549             $4.99
                          ========             ======  =======             ======  =======             =====

  The following items were not included in the computation of diluted earnings per share because their effect in the aggregate was anti-dilutive for the years ended December 31:

                                  1998             1997             1996
                             --------------- ---------------- -----------------
Stock options
 Outstanding...............        2,337,118          845,500            70,000
 Price ranges..............     $0.30-$37.31    $31.00-$36.75            $20.00
 Expiration ranges.........  4/18/99-7/22/08 4/21/07-11/17/07 11/24/06-11/25/06
Stock warrants
 Outstanding...............          599,967          599,967                -
 Price ranges..............           $30.00           $30.00                -
 Expiration................          8/28/04          8/28/04                -
Convertible preferred
 shares
 Number of common shares at
  the applicable conversion
  ratio....................               -         2,400,000                -

12. Fiduciary Funds

  The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $201.6 million and $186.8 million at December 31, 1998 and 1997, respectively.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

13. Disclosures About Fair Value of Financial Instruments

  Notes Receivable. The Company has determined that it is not practicable to estimate the fair value of the notes receivable amounting to $1.7 million at both December 31, 1998 and 1997, due to the cost involved in developing the information as such notes are not publicly traded.

  Based on dealer's quote, the estimated fair value of the Company's $175.0 million Senior Subordinated Note, as discussed in Note 7, is $177.2 million.

  The fair value of the Inventoried Property Loan discussed in Note 7 is not materially different from the carrying value of the debt.

  Estimated fair values for the Revolving Credit Facilities and the remaining long-term debts are not presented because the Company believes that it is not materially different from book value, primarily because the majority of the Company's debt is based on variable rates.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

14. Industry Segments

  The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Asset Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Brokerage Services consists of commercial property sales and leasing services. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Asset Services consists of property management and related services. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors L.L.C. ("CBRE Investors"), capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1998, 1997 and 1996.

                                                    Year Ended December 31,
                                                  ------------------------------
                                                     1998       1997      1996
                                                  ----------  --------  --------
                                                     (Dollars in thousands)
Revenue
  Brokerage Services............................. $  546,361  $423,485  $345,906
  Corporate Services.............................     78,671    37,608    25,564
  Asset Services.................................    126,322    67,442    44,783
  Financial Services.............................    283,149   201,689   166,815
                                                  ----------  --------  --------
                                                  $1,034,503  $730,224  $583,068
                                                  ==========  ========  ========
Operating income
  Brokerage Services............................. $   61,908  $ 43,927  $ 24,139
  Corporate Services.............................      1,459     1,588       335
  Asset Services.................................      9,231     4,547     5,149
  Financial Services.............................     22,463    21,950    18,806
  Merger-related and other nonrecurring costs....    (16,585)  (12,924)       -
                                                  ----------  --------  --------
                                                      78,476    59,088    48,429
Interest income..................................      3,054     2,598     1,503
Interest expense.................................     31,047    15,780    24,123
                                                  ----------  --------  --------
Income before provision for income taxes......... $   50,483  $ 45,906  $ 25,809
                                                  ==========  ========  ========
Depreciation and amortization
  Brokerage Services............................. $   10,820  $  8,200  $  7,092
  Corporate Services.............................      2,491       898       243
  Asset Services.................................      5,870     2,040       700
  Financial Services.............................     13,004     6,922     5,539
                                                  ----------  --------  --------
                                                  $   32,185  $ 18,060  $ 13,574
                                                  ==========  ========  ========
Capital expenditures
  Brokerage Services............................. $   18,602  $  6,678  $  2,372
  Corporate Services.............................      1,992       537        87
  Asset Services.................................      4,854     1,492       209
  Financial Services.............................      4,267     1,220       334
                                                  ----------  --------  --------
                                                  $   29,715  $  9,927  $  3,002
                                                  ==========  ========  ========

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                                             As of December
                                                                   31,
                                                            ------------------
                                                             1998  1997   1996
                                                            ------ -----  ----
                                                               (Dollars in
                                                               thousands)
Equity interest in earnings (losses) of unconsolidated
 subsidiaries
  Brokerage Services....................................... $  316 $ 596  $145
  Corporate Services.......................................     -   (298)   -
  Asset Services...........................................  2,422  (204)   -
  Financial Services.......................................    705  (207)   -
                                                            ------ -----  ----
                                                            $3,443 $(113) $145
                                                            ====== =====  ====

                                                           As of December 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
                                                         (Dollars in thousands)
Identifiable assets
  Brokerage Services.................................... $   162,907 $    64,363
  Corporate Services....................................     113,123      72,189
  Asset Services........................................     241,838     131,285
  Financial Services....................................     276,603     122,757
  Corporate.............................................      62,421     109,506
                                                         ----------- -----------
                                                         $   856,892 $   500,100
                                                         =========== ===========

  Identifiable assets by industry segment are those assets used in the Company operations in each segment. Corporate identified assets are principally made up of cash and cash equivalents, inventoried property, general prepaids and deferred taxes.

                                                          As of December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (Dollars in thousands)
Investment in and advances to unconsolidated
 subsidiaries
  Brokerage Services................................... $     6,206 $      972
  Corporate Services...................................          -       2,021
  Asset Services.......................................      10,061      2,982
  Financial Services...................................      15,366      1,983
                                                        ----------- ----------
                                                            $31,633     $7,958
                                                        =========== ==========

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

Geographic Information

                                                       Year Ended December,
                                                  ------------------------------
                                                     1998      1997      1996
                                                  ---------- --------- ---------
                                                      (Dollars in thousands)
Revenue
  United States.................................. $  884,304 $ 730,224 $ 583,068
  All other countries............................    150,199       --        --
                                                  ---------- --------- ---------
                                                  $1,034,503 $ 730,224 $ 583,068
                                                  ========== ========= =========

                                                           As of December 31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
                                                         (Dollars in thousands)
Long-Lived Assets
  United States......................................... $    56,973 $    57,664
  All other countries...................................      16,748         --
                                                         ----------- -----------
                                                         $    73,721 $    57,664
                                                         =========== ===========

  Long-lived assets are principally made up of property, plant and equipment, property held for sale and inventoried property.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                        Reserve for Allowance
                                         Employee    for Bad   Legal    Other
                                           Loans      Debts   Reserve  Reserves
                                        ----------- --------- -------  --------
Balance, December 31, 1995.............   $1,535     $ 4,400  $ 3,455  $    -
  Charges to expense...................      600       1,257    7,686       -
  Write-offs, payments and other.......     (425)     (1,234)  (1,820)      -
                                          ------     -------  -------  -------
Balance, December 31, 1996.............    1,710       4,423    9,321       -
  Koll balance at the date of
   acquisition.........................       -        4,401       -     7,916
  Charges to expense...................       -        1,226    1,195    2,951
  Write-offs, payments and other.......     (893)     (1,070)    (709)  (2,576)
                                          ------     -------  -------  -------
Balance, December 31, 1997.............      817       8,980    9,807    8,291
  CB Canada balances at the date of
   acquisition.........................       -          606       -        -
  REI balances at the date of
   acquisition.........................      256       2,211       -        -
  Hillier Parker balances at the date
   of acquisition......................      421         895       72   13,360
  Charges to expense...................      364       2,978    1,843       -
  Write-offs, payments and other.......     (381)     (2,322)  (1,623)  (5,677)
                                          ------     -------  -------  -------
Balance, December 31, 1998.............   $1,477     $13,348  $10,099  $15,974
                                          ======     =======  =======  =======

                                                                     EXHIBIT 12

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                       COMPUTATION OF RATIO OF EARNINGS
                   TO FIXED CHARGES AND PREFERRED DIVIDENDS

                  FOR THE FIVE YEARS ENDED DECEMBER 31, 1998
                            (Dollars in thousands)

                                         1998    1997    1996    1995    1994
                                        ------- ------- ------- ------- -------
Pre-tax income (loss) from continuing
 operations............................ $50,483 $45,906 $25,809 $ 8,250 $ 9,325
  Fixed Charges........................  41,854  22,884  30,629  29,172  23,283
                                        ------- ------- ------- ------- -------
Total earnings (loss) before fixed
 charges............................... $92,337 $68,790 $56,438 $37,422 $32,608
                                        ======= ======= ======= ======= =======
Fixed Charges
  Portion of rent expense
   representative of the
   interest factor(1).................. $10,807 $ 7,104 $ 6,506 $ 5,905 $ 5,921
  Interest expense.....................  31,047  15,780  24,123  23,267  17,362
  Preferred stock dividends(2).........      -    6,557   1,639      -       -
                                        ------- ------- ------- ------- -------
  Total fixed charges and preferred
   dividends........................... $41,854 $29,441 $32,268 $29,172 $23,283
                                        ======= ======= ======= ======= =======
Ratio of earnings to fixed charges and
 preferred dividends...................    2.21    2.34    1.75    1.28    1.40
                                        ======= ======= ======= ======= =======

--------
(1) Represents one-third of operating lease costs which approximates the portion that relates to the interest portion.

(2) Preferred stock dividend requirements have been reflected at their pre-tax amounts. The 1998 amount does not reflect the deemed dividend associated with the Company's repurchase of preferred stock of $32.3 million.

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

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company expects to file with the Securities and Exchange Commission its definitive proxy statement concerning its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting Proxy Statement") no later than 120 days after December 31, 1999. The information required by this item is set forth in the 1999 Annual Meeting Proxy Statement under the headings "Nomination and Election of Directors---Directors and Nominees for Directors," "Nomination and Election of Directors---Management" and "Nomination and Election of Directors---Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is set forth in the 1999 Annual Meeting Proxy Statement under the headings "Nomination and Election of Directors---Directors Fees" and "Nomination and Election of
Directors---Executive Compensation" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is set forth in the 1999 Annual Meeting Proxy Statement under the heading "Nomination and Election of Directors---Principal Stockholders" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is set forth in the 1999 Annual Meeting Proxy Statement under the heading "Nomination and Election of Directors---Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)

  1. Financial Statements

     See Index to Consolidated Financial Statements set forth on page 33.

  2. Financial Statement Schedules

     See Index to Consolidated Financial Statements set forth on page 33.

  3. Exhibits

                                 EXHIBIT INDEX

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
  2.1*       Agreement and Plan of Reorganization dated as of May 13, 1997 by and among CB Commercial Real Estate Services Group, Inc. (the
              "Company"), CBC Acquisition Corporation, Koll Real Estate
              Services, FS Equity Partners III, L.P., FS Equity Partners
              International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The
              Koll Holding Company and certain individual signatories thereto, filed as Annex 1 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
  2.2*       Offer Document dated February 7, 1998 from the Company to the
              Shareholders of REI Limited, filed as Exhibit 2 to the Company's
              Form S-3 Registration Statement (File No. 333-48875)
  2.3*       Form of Offer by the Partners of Hillier Parker May & Rowden for
              the Entire Business of the Partnership to CB Hillier Parker Ltd.,
              filed as Exhibit 2 to the Company's Current Report on Form 8-K
              dated July 7, 1998
  3.1*       Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1(i) to the Company's Form 8-K dated May 20, 1998
  3.2        Fifth Amended and Restated Bylaws of the Company
  4.1*       Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-12757)
  4.2*       Form of the Company's Restricted Stock Agreement between the
              Company and the Company's Officer or Employee, filed as Exhibit
              4.8 to the Company's Form S-1 Registration Statement (File No.
              33-29410)
  4.3*       First Amendment to the Company's Restricted Stock Agreement, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1989
  4.4*       Form of Warrant Agreement between the Company, FS Equity Partners
              III, L.P., FS Equity Partners International, L.P., AP KMS
              Partners, L.P., AP KMS II, LLC, The Koll Holding Company and
              certain individuals, with attached Form of Warrant Certificate, filed as Annex 2 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
  4.5*       First Supplemental Indenture between CB Richard Ellis Services,
              Inc. and State Street Bank and Trust Company of California, N.A.,
              as Trustee, dated as of May 26, 1998 for 8 7/8 percent Senior
              Subordinated Notes due 2008 ("Subordinated Notes"), filed as
              Exhibit 4.1 to the Company's Form 8-K dated May 20, 1998; and
              Form of Indenture relating to the Subordinated Notes was filed as
              Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (File No. 333-48875)
 10.1(i)*+   CB Commercial Real Estate Services Group, Inc. Omnibus Stock and
              Incentive Plan, filed as Exhibit 10.13 to Post-Effective
              Amendment No. 1 to the Company's Form S-1 Registration Statement
              (File No. 33-29410)
 10.1(ii)*+  First Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1990
 10.1(iii)*+ Second Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit
              10.16(iii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1993
 10.1(iv)*+  Third Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.4(iv)
              to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
 10.2(i)*+   1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1990
 10.2(ii)*+  First Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.15(ii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1992
 10.2(iii)*+ Second Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.8(iii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1993
 10.2(iv)*+  Third Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.5(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
 10.3+       CB Richard Ellis Services, Inc. Amended and Restated Annual
              Management Bonus Plan
 10.4(i)*+   CB Commercial Real Estate Services Group, Inc. 1991 Service
              Providers Stock Option Plan, filed as Exhibit 10.27 to the
              Company's Current Report on Form 8-K dated April 1, 1992
 10.4(ii)*+  1997 Amendment to the 1991 Service Providers Stock Option Plan,
              filed as Annex 7 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
 10.5(i)*+   CB Commercial Real Estate Services Group, Inc. Amended and
              Restated Deferred Compensation Plan, filed as Exhibit 10.6 to the
              Company's Form 10-K for the year ended December 31, 1997
 10.5(ii)*+  Amendment to the Amended and Restated Deferred Compensation Plan
              (effective December 1, 1997) filed as Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1998
 10.6*+      Amended and Restated 1996 Equity Incentive Plan of CB Commercial
              Real Estate Services Group, Inc., filed as Annex 8 to the
              Company's definitive proxy statement/prospectus dated July 31,
              1997 as part of the Company's Registration Statement on Form S-4
              Amendment No. 4 (File No. 333-28731)
 10.7*+      CB Commercial Real Estate Services Group, Inc. L.J. Melody
              Acquisition Stock Option Plan, filed as Exhibit 10.10 to the
              Company's Form 10-K for the year ended December 31, 1996
 10.8*+      Form of Indemnification Agreement between the Company, CB
              Commercial Real Estate Group, Inc. and directors and officers, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-
              K for the year ended December 31, 1992
 10.9*+      Employment Agreement between the Company and Lawrence J. Melody dated July 1, 1996, filed as Exhibit 10.12 to the Company's Form
              S-1 Registration Statement (File No. 333-12757)
 10.10*+     CB Commercial Real Estate Services Group, Inc. 1997 Employee Stock
              Option Plan, filed as Annex 5 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
 10.11*+     CB Commercial Real Estate Services Group, Inc. Koll Acquisition
              Stock Option Plan, filed as Exhibit 10.13 to the Company's Form
              10-K for the year ended December 31, 1997
 10.12(i)*+  CB Commercial Real Estate Services Group, Inc. / KMS Holding
              Corporation Amended 1994 Nonqualified Performance Stock Option
              Plan, filed as Exhibit 10.14(i) to the Company's Form 10-K for the year ended December 31, 1997
 10.12(ii)*+ Form of Nonstatutory Stock Option Agreement evidencing substitute options granted by the Company upon assumption of options issued under the KMS Holding Corporation Amended 1994 Stock Option Plan,
              filed as Exhibit 10.14(ii) to the Company's Form 10-K for the
              year ended December 31, 1997

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
 10.13*+     Consulting Agreement dated July 16, 1997 between CB Commercial
              Real Estate Group, Inc. and Donald M. Koll, filed as Exhibit
              10.15 to the Company's Form 10-K for the year ended December 31,
              1997
 10.14*+     Employment Agreement dated May 23, 1997 between the Company and
              James J. Didion, filed as Exhibit 10(iii)(17) to the Company's
              Registration Statement on Form S-4 Amendment No. 1 (File No. 333-
              28731)
 10.15*      Registration Rights Agreement by and among the Company, FS Equity
              Partners III, L.P., FS Equity Partners International, L.P., AP
              KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company,
              Raymond E. Wirta and William S. Rothe, Jr. dated as of May 14,
              1997, filed as Exhibit 10(i)(3) to the Company's Registration
              Statement on Form S-4 (File No. 333-28731)
 10.16*+     Noncompetition and Confidentiality Agreement by and among the
              Company, CBC Acquisition Corporation, Koll Real Estate Services,
              Donald M. Koll and The Koll Holding Company dated May 14, 1997, filed as Exhibit 10(i)(4) to the Company's Registration Statement
              on Form S-4 (File No. 333-28731)
 10.17*+     Noncompetition and Confidentiality Agreement by and among the
              Company, Koll Real Estate Services, and William S. Rothe dated as of May 14, 1997, filed as Exhibit 10(i)(5) to the Company's
              Registration Statement on Form S-4 (File No. 333-28731)
 10.18*+     Noncompetition and Confidentiality Agreement by and among the
              Company, Koll Real Estate Services, and Raymond E. Wirta dated as of May 14, 1997, filed as Exhibit 10(i)(6) to the Company's
              Registration Statement on Form S-4 (File No. 333-28731)
 10.19*+     Employment Agreement by and between the Company and William Rothe dated as of May 14, 1997, filed as Exhibit 10(iii)(1) to the
              Company's Registration Statement on Form S-4 (File No. 333-28731)
 10.20(i)*   Credit Agreement dated as of August 28, 1997 by and among the
              Company; Bank of America NT & SA; The Sumitomo Bank, Limited;
              Wells Fargo Bank, N.A.; BHF-Bank Aktiengeselleshaft; Credit
              Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch
              and Grand Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.1 to the Company's
              Form 10-Q for the quarter ended September 30, 1997
 10.20(ii)*  Amendment No. 1 dated as of January 21, 1998, to the Credit
              Agreement dated as of August 28, 1997 by and among the Company;
              Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo
              Bank, N.A.; BHF-Bank Aktiengeselleshaft; Credit Lyonnais Los
              Angeles Branch; Dresdner Bank AG, New York Branch and Grand
              Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.22(ii) to the Company's
              Form 10-K for the year ended December 31, 1997
 10.20(iii)* Amended and Restated Credit Agreement dated May 20, 1998 among CB
              Richard Ellis Services, Inc.; Wells Fargo Bank, N.A., The Bank of
              Nova Scotia; Credit Lyonnais Los Angeles Branch; Dresdner Bank
              AG, New York Branch; Keybank National Association; The Long-Term
              Credit Bank of Japan, Ltd., Los Angeles Agency; and other
              financial institutions party to the agreement is filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended June 30,
              1998
 10.20(iv)*  Amendment No. 1 to the Amended and Restated Credit Agreement dated
              May 20, 1998 among CB Richard Ellis Services, Inc.; Wells Fargo
              Bank, N.A., The Bank of Nova Scotia; Credit Lyonnais Los Angeles
              Branch; Dresdner Bank AG, New York Branch; Keybank National
              Association; The Long-Term Credit Bank of Japan, Ltd., Los
              Angeles Agency; and other financial institutions party to the agreement is filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998

  Exhibit
   Number                          Description of Exhibit
  -------                          ----------------------
 10.21*     Form of amendment to the Company's 1990 Stock Option Plan, the 1991
             Service Providers Stock Option Plan, the L.J. Melody Acquisition
             Stock Option Plan, and the Koll Acquisition Stock Option Plan,
             filed as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1997
 10.22(i)*  Purchase Agreement dated as of May 15, 1995 among CB Commercial
             Real Estate Group, Inc., Westmark Real Estate Acquisition
             Partnership, L.P., and certain individuals signatory thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
             dated June 30, 1995
 10.22(ii)* Form of SPP Purchase Agreement by and among Westmark Real Estate
             Acquisition Partnership, L.P., CB Commercial Real Estate Group,
             Inc. and certain individuals, dated as of August 15, 1997, filed as Exhibit 10.24(ii) to the Company's Form 10-K for the year ended
             December 31, 1997
 10.23+     Amended and Restated Employment Agreement by and between the
             Company and James J. Didion entered into as of March 3, 1999.
 11         Statement concerning Computation of Per Share Earnings (filed as
             Note 11 of the Consolidated Financial Statements)
 12         Computation of Ratio of Earnings to Fixed Charges and Preferred
             Dividends (filed as a Schedule Supporting the Consolidated
             Financial Statements--see Index to Consolidated Financial
             Statements)
 21         Subsidiaries of the Company
 23         Consent of Arthur Andersen LLP
 27         Financial Data Schedule (filed only with the SEC)

--------
*Incorporated by reference
+Management contract or compensatory plan required by Item 601 of Regulation
S-K

  (b) Reports on Form 8-K

    1. The registrant filed a Current Report on Form 8-K dated October 15, 1998 (i) discussing the recent decline of the Company's common stock price and related investment community concerns and (ii) announcing that the Company's Board of Directors approved a stock repurchase program under which the Company will begin purchasing up to $10.0 million of its common stock during the period beginning October 16, 1998 through December 31, 1998.

    2. The registrant filed a Current Report on Form 8-K dated September 22, 1998 (i) announcing the completion of the Company's acquisition of the 73.0% of CB Commercial Real Estate Group Canada, Inc. which it did not previously own and (ii) announcing completion of the Company's purchase of the remaining ownership interests in the Richard Ellis Australia and New Zealand businesses that it did not already own on October 2, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CB RICHARD ELLIS SERVICES, INC.
                                          (Registrant)

                                                  /s/ James J. Didion
                                          By: _________________________________
                                                      James J. Didion
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                          Date: February 23, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ James J. Didion            Chief Executive Officer and   February 23, 1999
____________________________________  Director
          James J. Didion


      /s/ John C. Haeckel            Senior Executive Vice         February 23, 1999
____________________________________  President, Chief Financial
          John C. Haeckel             Officer and Treasurer


      /s/ Debra L. Morris            Executive Vice President and  February 23, 1999
____________________________________  Global Chief Accounting
          Debra L. Morris             Officer
                                      (Principal Accounting
                                      Officer)


    /s/ Stanton D. Anderson          Director                      February 23, 1999
____________________________________
        Stanton D. Anderson


       /s/ Gary J. Beban             Director                      February 23, 1999
____________________________________
           Gary J. Beban


      /s/ Richard C. Blum            Director                      February 23, 1999
____________________________________
          Richard C. Blum


                                     Director                      February  , 1999
____________________________________
        Bradford M. Freeman


       /s/ Donald M. Koll            Director                      February 23, 1999
____________________________________
           Donald M. Koll

              Signature                           Title                   Date
              ---------                           -----                   ----

        /s/ Paul C. Leach             Director                      February 23, 1999
 ____________________________________
            Paul C. Leach

                                      Director                      February   , 1999
 ____________________________________
          Frederic V. Malek


      /s/ Peter V. Ueberroth          Director                      February 23, 1999
 ____________________________________
          Peter V. Ueberroth


   /s/ Ray Elizabeth Uttenhove        Director                      February 23, 1999
 ____________________________________
       Ray Elizabeth Uttenhove


        /s/ W. Brett White            Director                      February 23, 1999
 ____________________________________
            W. Brett White


                                      Director                      February  , 1999
 ____________________________________
            Gary L. Wilson


       /s/ Raymond E. Wirta           Director                      February 23, 1999
 ____________________________________
           Raymond E. Wirta

                                 EXHIBIT INDEX

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
  2.1*       Agreement and Plan of Reorganization dated as of May 13, 1997 by and among CB Commercial Real Estate Services Group, Inc. (the
              "Company"), CBC Acquisition Corporation, Koll Real Estate
              Services, FS Equity Partners III, L.P., FS Equity Partners
              International, L.P., AP KMS Partners, L.P., AP KMS II, LLC, The
              Koll Holding Company and certain individual signatories thereto, filed as Annex 1 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
  2.2*       Offer Document dated February 7, 1998 from the Company to the
              Shareholders of REI Limited, filed as Exhibit 2 to the Company's
              Form S-3 Registration Statement (File No. 333-48875)
  2.3*       Form of Offer by the Partners of Hillier Parker May & Rowden for
              the Entire Business of the Partnership to CB Hillier Parker Ltd.,
              filed as Exhibit 2 to the Company's Current Report on Form 8-K
              dated July 7, 1998
  3.1*       Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1(i) to the Company's Form 8-K dated May 20, 1998
  3.2        Fifth Amended and Restated Bylaws of the Company
  4.1*       Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-12757)
  4.2*       Form of the Company's Restricted Stock Agreement between the
              Company and the Company's Officer or Employee, filed as Exhibit
              4.8 to the Company's Form S-1 Registration Statement (File No.
              33-29410)
  4.3*       First Amendment to the Company's Restricted Stock Agreement, filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for
              the year ended December 31, 1989
  4.4*       Form of Warrant Agreement between the Company, FS Equity Partners
              III, L.P., FS Equity Partners International, L.P., AP KMS
              Partners, L.P., AP KMS II, LLC, The Koll Holding Company and
              certain individuals, with attached Form of Warrant Certificate, filed as Annex 2 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
  4.5*       First Supplemental Indenture between CB Richard Ellis Services,
              Inc. and State Street Bank and Trust Company of California, N.A.,
              as Trustee, dated as of May 26, 1998 for 8 7/8 percent Senior
              Subordinated Notes due 2008 ("Subordinated Notes"), filed as
              Exhibit 4.1 to the Company's Form 8-K dated May 20, 1998; and
              Form of Indenture relating to the Subordinated Notes was filed as
              Exhibit 4.1 to the Company's Registration Statement on Form S-3
              (File No. 333-48875)
 10.1(i)*+   CB Commercial Real Estate Services Group, Inc. Omnibus Stock and
              Incentive Plan, filed as Exhibit 10.13 to Post-Effective
              Amendment No. 1 to the Company's Form S-1 Registration Statement
              (File No. 33-29410)
 10.1(ii)*+  First Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1990
 10.1(iii)*+ Second Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit
              10.16(iii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1993
 10.1(iv)*+  Third Amendment to the CB Commercial Real Estate Services Group,
              Inc. Omnibus Stock and Incentive Plan, filed as Exhibit 10.4(iv)
              to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1994

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
 10.2(i)*+   1990 Stock Option Plan, filed as Exhibit 4(a) to the Company's
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1990
 10.2(ii)*+  First Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.15(ii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1992
 10.2(iii)*+ Second Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.8(iii) to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1993
 10.2(iv)*+  Third Amendment to the 1990 Stock Option Plan, filed as Exhibit
              10.5(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994
 10.3+       CB Richard Ellis Services, Inc. Amended and Restated Annual
              Management Bonus Plan
 10.4(i)*+   CB Commercial Real Estate Services Group, Inc. 1991 Service
              Providers Stock Option Plan, filed as Exhibit 10.27 to the
              Company's Current Report on Form 8-K dated April 1, 1992
 10.4(ii)*+  1997 Amendment to the 1991 Service Providers Stock Option Plan,
              filed as Annex 7 to the Company's definitive proxy
              statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
 10.5(i)*+   CB Commercial Real Estate Services Group, Inc. Amended and
              Restated Deferred Compensation Plan, filed as Exhibit 10.6 to the
              Company's Form 10-K for the year ended December 31, 1997
 10.5(ii)*+  Amendment to the Amended and Restated Deferred Compensation Plan
              (effective December 1, 1997) filed as Exhibit 10.2 to the
              Company's Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1998
 10.6*+      Amended and Restated 1996 Equity Incentive Plan of CB Commercial
              Real Estate Services Group, Inc., filed as Annex 8 to the
              Company's definitive proxy statement/prospectus dated July 31,
              1997 as part of the Company's Registration Statement on Form S-4
              Amendment No. 4 (File No. 333-28731)
 10.7*+      CB Commercial Real Estate Services Group, Inc. L.J. Melody
              Acquisition Stock Option Plan, filed as Exhibit 10.10 to the
              Company's Form 10-K for the year ended December 31, 1996
 10.8*+      Form of Indemnification Agreement between the Company, CB
              Commercial Real Estate Group, Inc. and directors and officers, filed as Exhibit 10.29 to the Company's Annual Report on Form 10-
              K for the year ended December 31, 1992
 10.9*+      Employment Agreement between the Company and Lawrence J. Melody dated July 1, 1996, filed as Exhibit 10.12 to the Company's Form
              S-1 Registration Statement (File No. 333-12757)
 10.10*+     CB Commercial Real Estate Services Group, Inc. 1997 Employee Stock
              Option Plan, filed as Annex 5 to the Company's definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's
              Registration Statement on Form S-4 Amendment No. 4 (File No. 333-
              28731)
 10.11*+     CB Commercial Real Estate Services Group, Inc. Koll Acquisition
              Stock Option Plan, filed as Exhibit 10.13 to the Company's Form
              10-K for the year ended December 31, 1997
 10.12(i)*+  CB Commercial Real Estate Services Group, Inc. / KMS Holding
              Corporation Amended 1994 Nonqualified Performance Stock Option
              Plan, filed as Exhibit 10.14(i) to the Company's Form 10-K for the year ended December 31, 1997
 10.12(ii)*+ Form of Nonstatutory Stock Option Agreement evidencing substitute options granted by the Company upon assumption of options issued under the KMS Holding Corporation Amended 1994 Stock Option Plan,
              filed as Exhibit 10.14(ii) to the Company's Form 10-K for the
              year ended December 31, 1997

   Exhibit
   Number                          Description of Exhibit
   -------                         ----------------------
 10.13*+     Consulting Agreement dated July 16, 1997 between CB Commercial
              Real Estate Group, Inc. and Donald M. Koll, filed as Exhibit
              10.15 to the Company's Form 10-K for the year ended December 31,
              1997
 10.14*+     Employment Agreement dated May 23, 1997 between the Company and
              James J. Didion, filed as Exhibit 10(iii)(17) to the Company's
              Registration Statement on Form S-4 Amendment No. 1 (File No. 333-
              28731)
 10.15*      Registration Rights Agreement by and among the Company, FS Equity
              Partners III, L.P., FS Equity Partners International, L.P., AP
              KMS Partners, L.P., AP KMS II, LLC, The Koll Holding Company,
              Raymond E. Wirta and William S. Rothe, Jr. dated as of May 14,
              1997, filed as Exhibit 10(i)(3) to the Company's Registration
              Statement on Form S-4 (File No. 333-28731)
 10.16*+     Noncompetition and Confidentiality Agreement by and among the
              Company, CBC Acquisition Corporation, Koll Real Estate Services,
              Donald M. Koll and The Koll Holding Company dated May 14, 1997, filed as Exhibit 10(i)(4) to the Company's Registration Statement
              on Form S-4 (File No. 333-28731)
 10.17*+     Noncompetition and Confidentiality Agreement by and among the
              Company, Koll Real Estate Services, and William S. Rothe dated as of May 14, 1997, filed as Exhibit 10(i)(5) to the Company's
              Registration Statement on Form S-4 (File No. 333-28731)
 10.18*+     Noncompetition and Confidentiality Agreement by and among the
              Company, Koll Real Estate Services, and Raymond E. Wirta dated as of May 14, 1997, filed as Exhibit 10(i)(6) to the Company's
              Registration Statement on Form S-4 (File No. 333-28731)
 10.19*+     Employment Agreement by and between the Company and William Rothe dated as of May 14, 1997, filed as Exhibit 10(iii)(1) to the
              Company's Registration Statement on Form S-4 (File No. 333-28731)
 10.20(i)*   Credit Agreement dated as of August 28, 1997 by and among the
              Company; Bank of America NT & SA; The Sumitomo Bank, Limited;
              Wells Fargo Bank, N.A.; BHF-Bank Aktiengeselleshaft; Credit
              Lyonnais Los Angeles Branch; Dresdner Bank AG, New York Branch
              and Grand Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.1 to the Company's
              Form 10-Q for the quarter ended September 30, 1997
 10.20(ii)*  Amendment No. 1 dated as of January 21, 1998, to the Credit
              Agreement dated as of August 28, 1997 by and among the Company;
              Bank of America NT & SA; The Sumitomo Bank, Limited; Wells Fargo
              Bank, N.A.; BHF-Bank Aktiengeselleshaft; Credit Lyonnais Los
              Angeles Branch; Dresdner Bank AG, New York Branch and Grand
              Cayman Branch; Key Bank National Association; and other financial institutions, filed as Exhibit 10.22(ii) to the Company's
              Form 10-K for the year ended December 31, 1997
 10.20(iii)* Amended and Restated Credit Agreement dated May 20, 1998 among CB
              Richard Ellis Services, Inc.; Wells Fargo Bank, N.A., The Bank of
              Nova Scotia; Credit Lyonnais Los Angeles Branch; Dresdner Bank
              AG, New York Branch; Keybank National Association; The Long-Term
              Credit Bank of Japan, Ltd., Los Angeles Agency; and other
              financial institutions party to the agreement is filed as Exhibit
              10.1 to the Company's Form 10-Q for the quarter ended June 30,
              1998
 10.20(iv)*  Amendment No. 1 to the Amended and Restated Credit Agreement dated
              May 20, 1998 among CB Richard Ellis Services, Inc.; Wells Fargo
              Bank, N.A., The Bank of Nova Scotia; Credit Lyonnais Los Angeles
              Branch; Dresdner Bank AG, New York Branch; Keybank National
              Association; The Long-Term Credit Bank of Japan, Ltd., Los
              Angeles Agency; and other financial institutions party to the agreement is filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 1998

  Exhibit
   Number                          Description of Exhibit
  -------                          ----------------------
 10.21*     Form of amendment to the Company's 1990 Stock Option Plan, the 1991
             Service Providers Stock Option Plan, the L.J. Melody Acquisition
             Stock Option Plan, and the Koll Acquisition Stock Option Plan,
             filed as Exhibit 10.23 to the Company's Form 10-K for the year ended December 31, 1997
 10.22(i)*  Purchase Agreement dated as of May 15, 1995 among CB Commercial
             Real Estate Group, Inc., Westmark Real Estate Acquisition
             Partnership, L.P., and certain individuals signatory thereto, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K
             dated June 30, 1995
 10.22(ii)* Form of SPP Purchase Agreement by and among Westmark Real Estate
             Acquisition Partnership, L.P., CB Commercial Real Estate Group,
             Inc. and certain individuals, dated as of August 15, 1997, filed as Exhibit 10.24(ii) to the Company's Form 10-K for the year ended
             December 31, 1997
 10.23+     Amended and Restated Employment Agreement by and between the
             Company and James J. Didion entered into as of March 3, 1999.
 11         Statement concerning Computation of Per Share Earnings (filed as
             Note 11 of the Consolidated Financial Statements)
 12         Computation of Ratio of Earnings to Fixed Charges and Preferred
             Dividends (filed as a Schedule Supporting the Consolidated
             Financial Statements--see Index to Consolidated Financial
             Statements)
 21         Subsidiaries of the Company
 23         Consent of Arthur Andersen LLP
 27         Financial Data Schedule (filed only with the SEC)

--------
*Incorporated by reference
+Management contract or compensatory plan required by Item 601 of Regulation
S-K