Form 10-Q
period 1999-03-31
CB RICHARD ELLIS SERVICES INC
filed 1999-05-17
CIK 852203

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____________ to ________________

                       Commission File Number 001 - 12231
                          ----------------------------

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

           (310) 563-8600                         Not Applicable
      (Registrant's telephone          (Former name, former address and formal
    number, including area code)      fiscal year if changed since last report)

                   ------------------------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

   Number of shares of common stock outstanding at April 30, 1999 was 20,683,332.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 March 31, 1999

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                              PAGE
                                                                                              ----

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and December 31, 1998...    3

         Unaudited Consolidated Statements of Operations for the three months ended

         March 31, 1999 and 1998..............................................................    4

         Unaudited Consolidated Condensed Statements of Cash Flows for the three months

         ended March 31, 1999 and 1998........................................................    5

         Notes to Consolidated Condensed Financial Statements.................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........................   20

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................   21

Signatures....................................................................................   22


                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)


                                                                                        March 31,    December 31,
                                                                                          1999           1998
                                                                                       -----------   -------------
                                                                                       (Unaudited)
                                  A S S E T S
                                  -----------
Current Assets:
 Cash and cash equivalents..........................................................    $  17,425       $  19,551
 Receivables, less allowance of $12,065 and $13,348 for doubtful accounts
  at March 31, 1999 and December 31, 1998, respectively.............................      122,294         131,512
 Deferred taxes.....................................................................        3,533           3,529
 Prepaid expenses...................................................................       10,262          13,459
 Other assets.......................................................................        7,007           8,353
                                                                                        ---------       ---------
  Total current assets..............................................................      160,521         176,404
Property and equipment, net.........................................................       58,715          58,366
Goodwill, net of accumulated amortization of $28,352 and $25,060 at
 March 31, 1999 and December 31, 1998, respectively.................................      441,999         445,124
Other intangible assets, net of accumulated amortization of $275,566 and $268,497
 at March 31, 1999 and December 31, 1998, respectively..............................       55,488          63,913
Prepaid pension expenses............................................................       27,203          28,241
Deferred taxes......................................................................       20,381          23,100
Investment in and advances to unconsolidated subsidiaries...........................       37,881          31,633
Other assets, net...................................................................       22,569          30,111
                                                                                        ---------       ---------
  Total assets......................................................................    $ 824,757       $ 856,892
                                                                                        =========       =========
       L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
       -------------------------------------------------------------------
Current Liabilities:
 Compensation and employee benefits.................................................    $  39,135       $  66,245
 Accounts payable and accrued expenses..............................................       86,082         105,027
 Reserve for bonus and profit sharing...............................................        7,358          39,270
 Current maturities of long-term debt...............................................        4,993          12,343
 Current portion of capital lease obligations.......................................        2,296           2,862
                                                                                        ---------       ---------
  Total current liabilities.........................................................      139,864         225,747
Long-term debt, less current maturities:
 Senior term loans..................................................................      242,502         183,502
 Senior subordinated notes, less unamortized discount of $2,049 and $2,099 at
  March 31, 1999 and December 31, 1998, respectively................................      172,951         172,901
 Other long-term debt...............................................................       15,682          17,288
                                                                                        ---------       ---------
  Total long-term debt..............................................................      431,135         373,691
Other long-term liabilities.........................................................       63,708          60,737
                                                                                        ---------       ---------
  Total liabilities.................................................................      634,707         660,175
Minority interest...................................................................        4,791           5,875
Commitments and contingencies
Stockholders' Equity:
 Common stock, $0.01 par value, 20,640,865 and 20,636,134 shares outstanding
  as of March 31, 1999 and December 31, 1998, respectively..........................          211             211
 Additional paid-in capital.........................................................      350,069         349,796
 Notes receivable from sale of stock................................................       (5,654)         (5,654)
 Accumulated deficit................................................................     (147,520)       (145,767)
 Accumulated other comprehensive income (loss)......................................       (2,964)          1,139
 Treasury stock, 488,900 shares outstanding as of March 31, 1999 and
  December 31, 1998.................................................................       (8,883)         (8,883)
                                                                                        ---------       ---------
  Total stockholders' equity........................................................      185,259         190,842
                                                                                        ---------       ---------
  Total liabilities and stockholders' equity........................................    $ 824,757       $ 856,892
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

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1999          1998
                                                                        ------------   -----------

Revenue..............................................................   $   233,201    $   175,144
Costs and Expenses:
   Commissions, fees and other incentives............................        96,647         82,214
   Operating, administrative and other...............................       121,484         80,458
   Depreciation and amortization.....................................         9,994          5,322
                                                                        -----------    -----------
Operating income.....................................................         5,076          7,150
Interest income......................................................           534            727
Interest expense.....................................................         9,173          4,321
                                                                        -----------    -----------
Income (loss) before provision (benefit) for income tax..............        (3,563)         3,556
Provision (benefit) for income tax...................................        (1,810)         1,591
                                                                        -----------    -----------
Net income (loss)....................................................   $    (1,753)   $     1,965
                                                                        ===========    ===========
Deemed dividend on preferred stock...................................   $         -    $   (32,273)
                                                                        -----------    -----------
Net loss applicable to common stockholders...........................   $    (1,753)   $   (30,308)
                                                                        ===========    ===========
Basic loss per share.................................................        $(0.08)        $(1.60)
                                                                        ===========    ===========
Weighted average shares outstanding for basic earnings per share.....    20,640,438     18,892,735
                                                                        ===========    ===========
Diluted loss per share...............................................        $(0.08)        $(1.60)
                                                                        ===========    ===========
Weighted average shares outstanding for diluted earnings per share...    20,640,438     18,892,735
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

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                         1999        1998
                                                                                       ---------   --------
  Net income (loss).................................................................   $ (1,753)   $  1,965
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization excluding deferred financing costs................      9,994       5,322
    Deferred compensation...........................................................      2,654       5,450
    Deferred taxes..................................................................        795         743
  Decrease in receivables...........................................................      6,158       7,937
  Decrease in compensation and employee benefits payable............................    (55,318)    (47,802)
  Decrease in accounts payable and accrued expenses.................................    (16,013)     (6,285)
  Net change in other operating assets and liabilities..............................       (864)     (3,053)
                                                                                       --------    --------
       Net cash used in operating activities........................................    (54,347)    (35,723)
                                                                                       --------    --------
  Cash flows from investing activities:
    Purchases of property and equipment.............................................     (5,901)     (5,458)
    Sale of inventoried property....................................................      7,355           -
    Proceeds from collections on notes receivable...................................         50         100
    Increase in intangible assets and goodwill......................................       (964)     (8,303)
    Acquisition of businesses including net assets acquired, intangibles
     and goodwill...................................................................     (1,224)     (4,826)
    Decrease (increase) in investments in/advances to unconsolidated subsidiaries...      1,499      (4,081)
    Other investing activities, net.................................................      1,025         125
                                                                                       --------    --------
       Net cash provided by (used in) investing activities..........................      1,840     (22,443)
                                                                                       --------    --------
  Cash flows from financing activities:
    Proceeds from senior term loans.................................................     78,000     108,000
    Repayment of senior term loans..................................................    (19,000)          -
    Repayment of inventoried property loan..........................................     (7,093)       (377)
    Repayment of other loans........................................................       (873)       (900)
    Payment of dividends payable....................................................          -      (5,000)
    Repurchase of preferred stock...................................................          -     (72,418)
    Repayment of capital leases.....................................................       (268)       (520)
    Other financing activities, net.................................................       (726)      1,750
                                                                                       --------    --------
       Net cash provided by financing activities....................................     50,040      30,535
                                                                                       --------    --------
  Net decrease in cash and cash equivalents.........................................     (2,467)    (27,631)
  Cash and cash equivalents, at beginning of period.................................     19,551      47,181
  Effect of exchange rate changes on cash...........................................        341           -
                                                                                       --------    --------
  Cash and cash equivalents, at end of period.......................................   $ 17,425    $ 19,550
                                                                                       ========    ========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest (none capitalized)....................................................   $  5,390    $  4,243
     Income taxes, net of refunds...................................................   $  1,861    $  1,191

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Organization and Acquisitions

   Organization. CB Richard Ellis Services, Inc. ("CB Richard Ellis") or (the "Company") is a holding company that conducts its operations primarily through its subsidiaries CB Richard Ellis, Inc., CB Commercial Limited (the United Kingdom holding company, formerly known as REI Limited, "REI," for the various Richard Ellis companies operating outside the United Kingdom and the United States), L.J. Melody & Company ("L.J. Melody"), CB Richard Ellis Investors, L.L.C. and CB Hillier Parker Limited, the United Kingdom holding company for operations within the United Kingdom. On November 25, 1996, CB Richard Ellis completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share (the "Common Stock"). The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Richard Ellis' then outstanding senior secured indebtedness and senior subordinated indebtedness.

   Nature of Operations. The Company provides a full range of real estate services worldwide to commercial real estate tenants, owners and investors through approximately 230 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. The Company's services include (i) brokerage services whereby the Company facilitates the sale and lease of properties ("Brokerage Services"); (ii) transaction management, advisory services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management and related services ("Asset Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively, "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

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

   Acquisitions. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the Company's acquisitions prior to 1999.

   The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of March 31, 1999. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the three months ended March 31, 1998, assuming the REI acquisition, which constituted the Company's only material acquisition, had occurred on January 1, 1998, would have been as follows (amounts in thousands except per share data):

        Revenue.........................................  $191,458
        Net loss........................................    (7,006)
        Net loss applicable to common stockholders......   (39,279)
        Loss per share
          Basic.........................................     (1.94)
          Diluted.......................................     (1.94)

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

   The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, REI historical results for the first three months of 1998 include certain nonrecurring adjustments.

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

3. Goodwill and Other Intangible Assets

   Goodwill at March 31, 1999 consisted of $422.5 million related to the 1995 through 1999 acquisitions which is being amortized over an estimated useful life of 30 years and $19.5 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at March 31, 1999 included approximately $7.5 million of deferred financing costs and $48.0 million of intangibles stemming from the 1995 through 1999 acquisitions.

4. Employee Benefit Plans

   In 1994 the Company implemented the Deferred Compensation Plan ("DCP").
Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. For the three months ended March 31, 1999, approximately $3.2 million was deferred in cash including interest. The accumulated deferrals as of March 31, 1999, were approximately $20.1 million in cash (including interest) and $10.0 million in stock for a total of $30.1 million, all of which was charged to expense in the period of deferral.

   The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan ("DBP") to provide retirement benefits to former Hillier Parker employees participating in the plan. The Company's funding policy for DBP is to make the minimum annual contributions required by applicable regulations. Reference is made to Note 6 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion. As of March 31, 1999, DBP plan assets exceed DBP plan liabilities by approximately $27.2 million and the net prepaid pension asset is reflected in the accompanying balance sheet.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

5. Debt

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $226.0 million as of March 31, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on the amounts outstanding at March 31, 1999 was 6.94%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. An amendment to the revolving credit facility has been executed by the banks and the Company which resolves various technical issues, e.g., extending from December 31, 1998 to June 30, 1999 the date for resolving all Year 2000 issues. The amendment is not effective until shares of certain foreign subsidiaries have been pledged, a process that will not be completed until some time in June. As a consequence, the amendment is not presently in effect and the Company may not be in technical compliance with the credit facility although it does not believe that the banks will or could successfully assert a default.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes ("Subordinated Notes") due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.0 million as of March 31, 1999.

6. Income Taxes

   The provisions for income taxes for the three month periods ended March 31, 1999 and 1998 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no U.S. taxes have been provided on earnings of foreign subsidiaries, it is the intent of the Company to permanently re-invest the unremitted earnings of foreign subsidiaries. Reference is made to Note 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the Company's deferred taxes including net operating loss carryforwards.

7. Commitments and Contingencies

   In December 1996, GMH Associates, Inc. (''GMH'') filed a lawsuit against Prudential Realty Group (''Prudential'') and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims from Prudential for the entire judgment.

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

Stockholders' Equity

   The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The cumulative gains or losses resulting from translations are included in stockholders' equity.

9. Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported under the provisions of SFAS No. 130. For the three months ended March 31, 1999, total comprehensive loss was $5.9 million which includes foreign currency translation loss of $4.1 million. For the three months ended March 31, 1998, total comprehensive income was $1.9 million which includes foreign currency translation loss of $33,000.

10.  Per Share Information

   Basic and diluted loss per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each period. When the Company has a net loss applicable to common stockholders for a particular reporting period, the stock options and warrants outstanding are excluded from the computation of diluted loss per share as they are anti-dilutive.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

   The following is a calculation of basic and diluted loss per share for the quarters ended March 31 (in thousands, except share and per share data):


                                                                  1999                                 1998
                                                    ----------------------------------   -----------------------------------
                                                                            Per-Share     Income                  Per-Share
                                                      Loss       Shares       Amount      (Loss)       Shares       Amount
                                                    --------   ----------   ----------   ---------   ----------   ----------
Basic loss per share
 Net income (loss)...............................   $(1,753)                             $  1,965
 Deemed dividend on preferred stock repurchase...         -                               (32,273)
                                                    -------                              --------
 Net loss applicable to common stockholders......   $(1,753)   20,640,438      $(0.08)   $(30,308)   18,892,735      $(1.60)
                                                    =======    ==========   =========    ========    ==========   =========

Diluted loss per share
 Net loss applicable to common stockholders......   $(1,753)   20,640,438      $(0.08)   $(30,308)   18,892,735      $(1.60)
                                                    =======    ==========   =========    ========    ==========   =========

   The following items were not included in the computation of diluted loss per share because their effect was anti-dilutive for the quarters ended March 31:

                                1999              1998
                          ----------------   ---------------
 Stock options
   Outstanding.........          2,342,562         2,624,198
   Price ranges........       $0.30-$37.31      $0.30-$38.50
   Expiration ranges...    4/18/99-7/22/08    10/1/01-3/8/08

 Stock warrants
   Outstanding.........            599,967           599,967
   Price...............             $30.00            $30.00
   Expiration..........            8/28/04           8/28/04

 Deferred stock
   Outstanding.........            275,670            96,515
   Price ranges........      $17.25-$37.94     $19.05-$37.94


11.  Reclassification

   Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the March 1999 presentation.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

  CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") provides real estate services through approximately 230 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional U.S. real estate broker to being a diversified global real estate services firm. Its outsourcing, transaction management, advisory services and facilities management services to corporate real estate user services (referred to as "Corporate Services"), property management and related services ("Asset Services") and capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services") are either the largest or one of the largest such businesses in both the world and the United States and in the aggregate accounted for more than $488.1 million in 1998 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $546.4 million in 1998 revenue and is one of the largest such businesses in the United States.

   As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (a portion of which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

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

                                                         Quarter Ended March 31,
                                                  --------------------------------------
                                                         1999                1998
                                                  -------------------   ----------------
                                                          (Dollars in thousands)
Revenue.........................................   $233,201    100.0%   $175,144   100.0%
Costs and expenses:
  Commissions, fees and other incentives........     96,647     41.4      82,214    46.9
  Operating, administrative and other...........    121,484     52.1      80,458    46.0
  Depreciation and amortization.................      9,994      4.3       5,322     3.0
                                                   --------    -----    --------   -----

Operating income................................      5,076      2.2       7,150     4.1
Interest income.................................        534      0.2         727     0.4
Interest expense................................      9,173      3.9       4,321     2.5
                                                   --------    -----    --------   -----

Income (loss) before provision for income tax...     (3,563)    (1.5)      3,556     2.0

Provision (benefit) for income tax..............     (1,810)    (0.8)      1,591     0.9
                                                   --------    -----    --------   -----

Net income (loss)...............................   $ (1,753)    (0.7)%   $  1,965     1.1%
                                                   ========    =====    ========   =====

EBITDA..........................................   $ 15,070      6.5%   $ 12,472     7.1%
                                                   ========    =====    ========   =====

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

  The Company reported a consolidated net loss of $1.8 million, or $0.08 diluted loss per share for the quarter ended March 31, 1999 on revenues of $233.2 million compared to a consolidated net income of $2.0 million on revenues of $175.1 million for the quarter ended March 31, 1998. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $30.3 million, or $1.60 diluted loss per share for the quarter ended March 31, 1998.

  Revenues on a consolidated basis were $233.2 million, an increase of $58.1 million or 33.1% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The overall increase reflected the full contribution from REI Limited ("REI") and Hillier Parker ("HP") and various other 1998 acquisitions. The Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the first quarter of 1999 continue to be affected by the liquidity problems which began in September of 1998 in the global capital markets in general and the Commercial Mortgage-Backed Securities ("CMBS") market in particular.

   Commissions, fees and other incentives on a consolidated basis were $96.6 million, an increase of $14.4 million or 17.6% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 41.4% for the quarter ended March 31, 1999, compared to 46.9% for the quarter ended March 31, 1998. The decrease as a percentage of revenue is primarily due to the acquisition of REI and HP which generally do not operate under a commission-based program.

   Operating, administrative and other on a consolidated basis was $121.5 million, an increase of $41.0 million or 51.0% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. As a percentage of revenue, operating, administrative and other were 52.1% for the quarter ended March 31, 1999 compared to 46.0% for the quarter ended March 31, 1998. The increase in amount and percentage is primarily due to the acquisitions of REI and HP, which have higher fixed operating expenses. Due to the integration of REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   Operating income for the quarter ended March 31, 1999 includes $2.6 million of income from incentive participations in opportunity funds for which there was no comparable income in the prior year period. The Company anticipates that it will have such income in future periods although it is unable to anticipate with certainty the timing or amount of such income due to the nature of the underlying transactions which give rise to such income.

   Consolidated interest income was $0.5 million, a decrease of $0.2 million or 27.0% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998.

   Consolidated interest expense was $9.2 million, an increase of $4.9 million or 112.3% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998. The increase primarily resulted from the May 1998 issuance of senior subordinated notes, which were used to finance business acquisitions.

   Benefit for income tax on a consolidated basis was $1.8 million for the quarter ended March 31, 1999, as compared to the provision for income tax of $1.6 for the quarter ended March 31, 1998. The tax benefit is attributable to operating losses realized in the first quarter which the Company expects to utilize against future operating income in the current year. The effective tax rate increased in 1999, primarily as a result of additional nonamortizable goodwill from recent acquisitions and losses in certain foreign jurisdictions for which no tax benefit is received. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of net operating loss ("NOL") it can use to offset future U.S. taxable income.
This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

     EBITDA was $15.1 million for the quarter ended March 31, 1999, as compared to $12.5 million for the quarter ended March 31, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Segment Operations

   The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Asset Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Brokerage Services consists of commercial property sales and leasing services. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Asset Services consists of property management and related services. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors, L.L.C. ("CBRE Investors"), capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the quarters ended March 31, 1999 and 1998.

                                                      Quarter Ended March 31,
                                               --------------------------------------
                                                      1999                1998
                                               ------------------   -----------------
                                                       (Dollars in thousands)
Brokerage Services
 Revenue....................................   $119,526    100.0%   $92,969    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     61,955     51.8     51,933     55.9
   Operating, administrative and other......     49,009     41.0     34,061     36.6
   Depreciation and amortization............      3,327      2.8      1,502      1.6
                                               --------    -----    -------    -----
 Operating income...........................   $  5,235      4.4%   $ 5,473      5.9%
                                               ========    =====    =======    =====
 EBITDA.....................................   $  8,562      7.2%   $ 6,975      7.5%
                                               ========    =====    =======    =====
Corporate Services
 Revenue....................................   $ 16,978    100.0%   $12,480    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...      4,441     26.2      4,925     39.5
   Operating, administrative and other......     13,358     78.6      8,267     66.2
   Depreciation and amortization............        723      4.3        506      4.1
                                               --------    -----    -------    -----
 Operating loss.............................   $ (1,544)   (9.1)%   $(1,218)   (9.8)%
                                               ========    =====    =======    =====
 EBITDA.....................................   $   (821)   (4.8)%   $  (712)   (5.7)%
                                               ========    =====    =======    =====
Asset Services
 Revenue....................................   $ 32,603    100.0%   $22,461    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...      6,732     20.6      4,902     21.8
   Operating, administrative and other......     23,136     71.0     15,570     69.3
   Depreciation and amortization............      1,893      5.8      1,201      5.4
                                               --------    -----    -------    -----
 Operating income...........................   $    842      2.6%   $   788      3.5%
                                               ========    =====    =======    =====
 EBITDA.....................................   $  2,735      8.4%   $ 1,989      8.9%
                                               ========    =====    =======    =====
Financial Services
 Revenue....................................   $ 64,094    100.0%   $47,234    100.0%
 Costs and expenses:
   Commissions, fees and other incentives...     23,519     36.7     20,454     43.3
   Operating, administrative and other......     35,981     56.1     22,560     47.8
   Depreciation and amortization............      4,051      6.4      2,113      4.5
                                               --------    -----    -------    -----
 Operating income...........................   $    543      0.8%   $ 2,107      4.4%
                                               ========    =====    =======    =====
 EBITDA.....................................   $  4,594      7.2%   $ 4,220      8.9%
                                               ========    =====    =======    =====
Total operating income......................   $  5,076             $ 7,150
                                               ========             =======
Total EBITDA................................   $ 15,070             $12,472
                                               ========             =======

   Segment operating income (loss) excludes interest income, interest expense and provision for income taxes.

Quarter ended March 31, 1999 Compared to the Quarter ended March 31, 1998

Brokerage Services

   Revenue increased by $26.6 million or 28.6% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, due primarily to the contributions from REI and HP. Commissions, fees and other incentives increased by $10.0 million or 19.3% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 51.8% for the quarter ended March 31, 1999 compared to 55.9% for the quarter ended March 31, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a commission-based program. Operating, administrative, and other increased by $14.9 million or 43.9% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The increase in the amount is primarily a result of the integration of REI and HP including incentive compensation based on increased operating results. Depreciation and amortization increased by $1.8 million or 121.5% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business and goodwill related to the acquisition of REI and HP.

Corporate Services

   Revenue increased by $4.5 million or 36.0% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, partially due to the contribution from REI, HP and growth in the facilities management business. Commissions, fees and other incentives decreased by $0.5 million or 9.8% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. As a percentage of revenue, commissions, fees and other incentives were 26.2% for the quarter ended March 31, 1999 compared to 39.5% for the quarter ended March 31, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily a result of the REI, HP and the facilities management revenue increases, the latter of which has no corresponding commission expenses. Operating, administrative, and other increased $5.1 million or 61.6% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, primarily related to the acquisition of REI and HP which have higher fixed operating expenses, additional personnel requirements and business promotion expenses. As a percentage of revenue, operating, administrative and other were 78.6% for the quarter ended March 31, 1999 compared to 66.2% for the quarter ended March 31, 1998. The increase in operating, administrative and other as a percentage of revenue is primarily due to the integration of REI and HP and continued building of the facilities management infrastructure in response to the revenue growth. Depreciation and amortization increased by $0.2 million or 42.9% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily related to the acquisition of REI and HP.

Asset Services

   Revenue increased by $10.1 million or 45.2% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998 primarily due to the contribution from REI and HP. Commissions, fees and other incentives increased by $1.8 million or 37.3% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, but decreased as a percentage of revenue from 21.8% to 20.6% primarily due to the acquisitions of REI and HP which generally do not operate under a commission-based program. Operating, administrative, and other increased $7.6 million or 48.6% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. As a percentage of revenue, operating, administrative and other were 71.0% for the quarter ended March 31, 1999 compared to 69.3% for the quarter ended March 31, 1998. The increase in amount and percentage is primarily due to the integration of REI and HP. Depreciation and amortization increased by $0.7 million or 57.6% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, primarily related to the acquisitions of REI and HP.

Financial Services

   Revenue increased by $16.9 million or 35.7% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The increase in revenue is primarily due to growth in the valuation and appraisal services revenue and the full contribution from REI and HP. Commissions, fees and other incentives increased by $3.1 million or 15.0% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels from the REI and HP contribution and valuation and appraisal services. As a percentage of revenue, commissions, fees and other incentives were 36.7% for the quarter ended March 31, 1999 compared to 43.3% for the quarter ended March 31, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which do not operate under commission-based programs. Operating, administrative, and other increased by $13.4 million or 59.5% for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998, primarily as a result of business promotion expenses and additional personnel requirements, and the integration of REI and HP. Depreciation and amortization increased by $1.9 million or 91.7% for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of REI and HP.

Liquidity and Capital Resources

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund certain working capital requirements, the Company had additional net borrowings of $59.0 million under the revolving credit facility, during the first quarter of 1999. The Company's EBITDA was $15.1 million and $12.5 million for the three months ended March 31, 1999 and 1998, respectively. The improvement in EBITDA reflects the overall period to period revenue growth discussed in Results of Operations.

   Net cash used in operating activities was $54.3 million for the three months ended March 31, 1999, compared to $35.7 million for the three months ended March 31, 1998. The change is primarily due to higher incentive payments resulting from improved operating performances in 1998 and changes in components of operating assets and liabilities.

   Net cash provided by investing activities was $1.8 million for the three months ended March 31, 1999, compared to net cash used in investing activities of $22.4 million for the three months ended March 31, 1998. The change is primarily due to a lower level of acquisition of businesses, the sale of the inventoried property and the absence in 1999 of the supplemental purchase price payments included in 1998 in connection with a 1995 acquisition.

   Net cash provided by financing activities was $50.0 million for the three months ended March 31, 1999, compared to $30.5 million for the three months ended March 31, 1998. The increase primarily resulted from the absence in 1999 of a one-time repurchase of the Company's preferred stock in 1998 offset by the repayment of the inventoried property loan and lower 1999 net borrowings from the revolving credit facility.

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $226.0 million as of March 31, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on amounts outstanding at March 31, 1999 was 6.94%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. An amendment to the revolving credit facility has been executed by the banks and the Company which resolves various technical issues, e.g., extending from December 31, 1998 to June 30, 1999 the date for resolving all Year 2000 issues. The amendment is not effective until shares of certain foreign subsidiaries have been pledged, a process that will not be completed until some time in June. As a consequence, the amendment is not presently in effect and the Company may not be in technical compliance with the credit facility although it does not believe that the banks will or could successfully assert a default.

   The Company expects to have capital expenditures ranging from $25.0 million to $30.0 million in 1999. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

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

 Costs to Address the Year 2000 Issue

   To date, the Company estimates that it has spent approximately $7.0 million to address the Y2K issue which includes replacing and upgrading the affected hardware and software. Costs incurred to replace systems will be capitalized. The Company estimates approximately $4.0 million of additional costs to fully address the Y2K issue. The Company does not track the cost and time that its own internal employees spend on the Y2K project.

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

Litigation

   In December 1996, GMH Associates, Inc. (''GMH'') filed a lawsuit against Prudential Realty Group (''Prudential'') and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims from Prudential for the entire judgment.

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

   The ability of the Company to utilize NOLs was limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26.0 million of its NOL in 1998 and in each subsequent year. The amount of NOLs is, in any event, subject to uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

New Accounting Pronouncements

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS 131 requires the use of the ''management approach'' for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's financial statements.

  In 1999, the Company adopted Statement of Position (''SOP'') 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement did not have a material impact on the Company's financial statements.

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

   Approximately 20.0% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At March 31, 1999, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

   The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 70 basis points (approximately 10.0% of the Company's weighted-average variable rate at March 31, 1999) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.

REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

   Portions of the Quarterly Report, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this release. Such forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in Company expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

27   Financial Data Schedule (filed only with the SEC)

     (b) Reports on Form 8-K

         (i) The registrant filed a Current Report on Form 8-K dated February 17, 1999 concerning the Company's press release announcing the results of operations for the quarter and year ended December 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CB RICHARD ELLIS SERVICES, INC.

       Date:  March 13, 1999
                                               /s/ Debra L. Morris
                                            ------------------------------
                                                   Debra L. Morris
                                               Executive Vice President,
                                            Global Chief Accounting Officer

                                 EXHIBIT INDEX

       Exhibit
       Number                          Description of Exhibit
       ------           --------------------------------------------------

        27               Financial Data Schedule (filed only with the SEC)