Form 10-Q
period 1999-06-30
CB RICHARD ELLIS SERVICES INC
filed 1999-08-13
CIK 852203

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           (310) 563 - 8600                          NOT APPLICABLE
        (REGISTRANT'S TELEPHONE         (FORMER NAME, FORMER ADDRESS AND FORMAL
     NUMBER, INCLUDING AREA CODE)      FISCAL YEAR IF CHANGED SINCE LAST REPORT)

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


   Number of shares of common stock outstanding at July 30, 1999 was 20,799,200.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                 June 30, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                       PAGE
                                                                                                     ----
Item 1.  Consolidated Condensed Financial Statements
         Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and December 31, 1998..........   3
         Unaudited Consolidated Statements of Operations for the three months ended
         June 30, 1999 and 1998 and for the six months ended June 30, 1999 and 1998.................   4
         Unaudited Consolidated Condensed Statements of Cash Flows for the six months
         ended June 30, 1999 and 1998...............................................................   5
         Notes to Consolidated Condensed Financial Statements.......................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......  12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................  23

PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K...........................................................  24

Signatures..........................................................................................  25

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                                                          June 30,     December 31,
                                                                                            1999           1998
                                                                                         -----------   -------------
                                                                                         (Unaudited)
                              A S S E T S
                              -----------
Current Assets:
 Cash and cash equivalents............................................................    $  12,553       $  19,551
 Receivables, less allowance of $13,262 and $13,348 for doubtful accounts
  at June 30, 1999 and December 31, 1998, respectively................................      139,678         131,512
 Deferred taxes.......................................................................        3,657           3,529
 Prepaid expenses.....................................................................        9,211          13,459
 Other assets.........................................................................        8,589           8,353
                                                                                          ---------       ---------
  Total current assets................................................................      173,688         176,404
Property and equipment, net...........................................................       59,439          58,366
Goodwill, net of accumulated amortization of $32,480 and $25,060 at
 June 30, 1999 and December 31, 1998, respectively....................................      443,515         445,124
Other intangible assets, net of accumulated amortization of $273,755 and $268,497
 at June 30, 1999 and December 31, 1998, respectively.................................       55,080          63,913
Prepaid pension expenses..............................................................       26,354          28,241
Deferred taxes........................................................................       21,977          23,100
Investment in and advances to unconsolidated subsidiaries.............................       40,250          31,633
Other assets, net.....................................................................       21,008          30,111
                                                                                          ---------       ---------
  Total assets........................................................................    $ 841,311       $ 856,892
                                                                                          =========       =========

    L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
    -------------------------------------------------------------------
Current Liabilities:
 Compensation and employee benefits...................................................    $  56,503       $  66,245
 Accounts payable and accrued expenses................................................       72,306         105,027
 Reserve for bonus and profit sharing.................................................       13,899          39,270
 Current maturities of long-term debt.................................................        3,781          12,343
 Current portion of capital lease obligations.........................................        1,954           2,862
                                                                                          ---------       ---------
  Total current liabilities...........................................................      148,443         225,747
Long-term debt, less current maturities:
 Senior term loans....................................................................      255,502         183,502
 Senior subordinated notes, less unamortized discount of $1,998 and $2,099 at
  June 30, 1999 and December 31, 1998, respectively...................................      173,002         172,901
 Other long-term debt.................................................................        6,915          17,288
                                                                                          ---------       ---------
  Total long-term debt................................................................      435,419         373,691
Other long-term liabilities...........................................................       64,939          60,737
                                                                                          ---------       ---------
  Total liabilities...................................................................      648,801         660,175

Minority interest.....................................................................        4,691           5,875

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding.........................................................................
 Common stock, $0.01 par value; 100,000,000 shares authorized; 20,794,165 and
  20,636,134 shares issued and outstanding as of June 30, 1999 and
   December 31, 1998, respectively....................................................          213             211
 Additional paid-in capital...........................................................      352,515         349,796
 Notes receivable from sale of stock..................................................       (7,548)         (5,654)
 Accumulated deficit..................................................................     (144,164)       (145,767)
 Accumulated other comprehensive income (loss)........................................       (4,314)          1,139
 Treasury stock, 488,900 shares outstanding as of June 30, 1999 and
  December 31, 1998...................................................................       (8,883)         (8,883)
                                                                                          ---------       ---------
  Total stockholders' equity..........................................................      187,819         190,842
                                                                                          ---------       ---------
  Total liabilities and stockholders' equity..........................................    $ 841,311       $ 856,892
                                                                                          =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)

                                                             Three Months Ended            Six Months Ended
                                                                    June 30,                     June 30,
                                                            -------------------------    -------------------------
                                                                1999          1998           1999         1998
                                                            -----------   -----------    -----------   -----------
Revenue..................................................   $   277,167   $   255,267    $   510,368   $   430,411

Costs and Expenses:

   Commissions, fees and other incentives................       116,742       112,468        213,389       195,312

   Operating, administrative and other...................       133,877       111,963        255,361       191,791

   Merger-related and other nonrecurring charges.........             -        16,585              -        16,585

   Depreciation and amortization.........................         9,968         7,427         19,962        12,749
                                                            -----------   -----------    -----------   -----------

Operating income.........................................        16,580         6,824         21,656        13,974

Interest income..........................................           536           538          1,070         1,265

Interest expense.........................................        10,203         7,410         19,376        11,731
                                                            -----------   -----------    -----------   -----------

Income (loss) before provision for income tax............         6,913           (48)         3,350         3,508

Provision for income tax.................................         3,557         1,132          1,747         2,723
                                                            -----------   -----------    -----------   -----------
Net income (loss)........................................   $     3,356   $    (1,180)   $     1,603   $       785
                                                            ===========   ===========    ===========   ===========
Deemed dividend on preferred stock.......................   $         -   $         -    $         -   $    32,273
                                                            -----------   -----------    -----------   -----------
Net income (loss) applicable to common stockholders......   $     3,356   $    (1,180)   $     1,603   $   (31,488)
                                                            ===========   ===========    ===========   ===========

Basic earnings (loss) per share..........................         $0.16        $(0.06)         $0.08        $(1.61)
                                                            ===========   ===========    ===========   ===========

Weighted average shares outstanding for basic earnings

 (loss) per share........................................    21,032,324    20,146,007     20,974,583    19,519,371
                                                            ===========   ===========    ===========   ===========

Diluted earnings (loss) per share........................         $0.16        $(0.06)         $0.08        $(1.61)
                                                            ===========   ===========    ===========   ===========

Weighted average shares outstanding for diluted

 earnings (loss) per share...............................    21,125,074    20,146,007     21,063,019    19,519,371
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

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                         ---------------------
                                                                                           1999         1998
                                                                                         --------    ---------
  Net income..........................................................................   $  1,603    $     785
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization excluding deferred financing costs..................     19,962       12,749
    Deferred compensation.............................................................      5,705        8,075
    Deferred taxes....................................................................        854          696
  Increase in receivables.............................................................     (8,554)      (1,504)
  Decrease in compensation and employee benefits payable..............................    (35,210)     (32,545)
  (Decrease) increase in accounts payable and accrued expenses........................    (23,861)       5,231

  Net change in other operating assets and liabilities................................     (4,724)       5,801
                                                                                         --------    ---------
       Net cash used in operating activities..........................................    (44,225)        (712)
                                                                                         --------    ---------

  Cash flows from investing activities:
    Purchases of property and equipment...............................................    (11,408)     (11,252)
    Sale of inventoried property......................................................      7,355            -
    Proceeds from collections on notes receivable.....................................        493          175
    Increase in intangible assets and goodwill........................................     (2,747)     (13,707)
    Acquisition of businesses including net assets acquired, intangibles
     and goodwill.....................................................................     (5,227)     (55,521)
    Increase in investments in/advances to unconsolidated subsidiaries................     (2,155)      (2,651)
    Other investing activities, net...................................................       (798)         515
                                                                                         --------    ---------

       Net cash used in investing activities..........................................    (14,487)     (82,441)
                                                                                         --------    ---------

  Cash flows from financing activities:
    Proceeds from senior term loans...................................................    120,000      158,000
    Repayment of senior term loans....................................................    (48,000)    (163,000)
    Proceeds from senior subordinated notes...........................................          -      172,804
    Repayment of inventoried property loan............................................     (7,093)           -
    Repayment of other loans..........................................................    (10,819)      (7,681)
    Payment of dividends payable......................................................          -       (5,000)
    Repurchase of preferred stock.....................................................          -      (72,418)
    Repayment of capital leases.......................................................       (513)        (973)
    Other financing activities, net...................................................     (1,146)      (4,110)
                                                                                         --------    ---------

       Net cash provided by financing activities......................................     52,429       77,622
                                                                                         --------    ---------

  Net decrease in cash and cash equivalents...........................................     (6,283)      (5,531)
  Cash and cash equivalents, at beginning of period...................................     19,551       47,181
  Effect of exchange rate changes on cash.............................................       (715)         (67)
                                                                                         --------    ---------

  Cash and cash equivalents, at end of period.........................................   $ 12,553    $  41,583
                                                                                         ========    =========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest (none capitalized)......................................................   $ 21,260    $   9,198
     Income taxes, net of refunds (payments)..........................................   $  7,749    $  (2,240)

  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


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

   Nature of Operations. The Company provides a full range of real estate services worldwide to commercial real estate tenants, owners and investors through approximately 250 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. The Company's services include (i) brokerage services whereby the Company facilitates the sale and lease of properties ("Brokerage Services"); (ii) transaction management, advisory services and facilities management services to corporate real estate users ("Corporate Services"); (iii) property management and related services ("Asset Services"); and (iv) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively, "Financial Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national governmental entities, and individuals.

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

   The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of June 30, 1999. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the six months ended June 30, 1998, assuming the REI acquisition, which constituted the Company's only material acquisition in the second quarter, had occurred on January 1, 1998, would have been as follows (amounts in thousands except per share data):


        Revenue..................................... $446,725

        Net loss....................................   (8,186)

        Net loss applicable to common stockholders..  (40,459)

        Loss per share

          Basic.....................................    (1.99)

          Diluted...................................    (1.99)

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)



   Net loss applicable to common stockholders includes a deemed dividend of $32.3 million on the repurchase of the Company's preferred stock. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, REI historical results for the first three months of 1998 include certain nonrecurring adjustments.

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

3.  Goodwill and Other Intangible Assets

   Goodwill at June 30, 1999 consisted of $424.2 million related to the 1995 through 1999 acquisitions which is being amortized over an estimated useful life of 30 years and $19.3 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at June 30, 1999 included approximately $7.6 million of deferred financing costs and $47.5 million of intangibles other than goodwill stemming from the 1995 through 1999 acquisitions.

4.  Employee Benefit Plans

   In 1994 the Company implemented the Deferred Compensation Plan ("DCP").
Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long term liability of the Company, or in newly issued shares of Common Stock of the Company which elections are recorded as additions to Stockholders' Equity. Effective May 1, 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative. For the six months ended June 30, 1999, approximately $5.6 million and $0.7 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals as of June 30, 1999, were approximately $22.5 million in cash (including interest and capital appreciation) and $10.7 million in stock for a total of $33.2 million, all of which was charged to expense in the period of deferral.

   The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan ("DBP") to provide retirement benefits to former Hillier Parker employees participating in the plan. The Company's funding policy for DBP is to make the minimum annual contributions required by applicable regulations. Reference is made to Note 6 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion. As of June 30, 1999, DBP plan assets exceed DBP plan liabilities by approximately $26.4 million and the net prepaid pension asset is reflected in the accompanying balance sheet.


                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

                                  (Unaudited)


5.  Debt

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $239.0 million as of June 30, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on the amounts outstanding at June 30, 1999 was 6.74%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. An amendment to the revolving credit facility has been executed by the banks and the Company which resolves various technical issues.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes ("Subordinated Notes") due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.0 million as of June 30, 1999.

6.  Income Taxes

   The provisions for income taxes for the six month periods ended June 30, 1999 and 1998 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no U.S. taxes have been provided on earnings of foreign subsidiaries because it is the intent of the Company to permanently re-invest the unremitted earnings of foreign subsidiaries. Reference is made to Note 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the Company's deferred taxes including net operating loss carryforwards.

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

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


   In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. In June of 1999, the Supreme Court of New Jersey agreed to review the Appellate Court's decision. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

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

9.  Comprehensive Income

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported under the provisions of SFAS No. 130. For the six months ended June 30, 1999, total comprehensive loss was $3.9 million which includes foreign currency translation loss of $5.5 million. For the six months ended June 30, 1998, total comprehensive loss was $0.4 million which includes foreign currency translation loss of $1.2 million.

10.  Per Share Information

   Basic and diluted earnings (loss) per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each period. When the Company has a net loss applicable to common stockholders for a particular reporting period, the stock options and warrants outstanding are excluded from the computation of diluted loss per share as they are anti-dilutive.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

   The following is a calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):


                                                                             Three Months Ended June 30,
                                                         -----------------------------------------------------------------------
                                                                       1999                                 1998
                                                         ---------------------------------   -----------------------------------
                                                                                 Per-Share                             Per-Share
                                                          Income      Shares      Amount       Loss        Shares       Amount
                                                         --------    --------   ----------   ---------    --------    ----------
Basic earnings (loss) per share
 Net income (loss).....................................   $ 3,356   21,032,324   $    0.16    $ (1,180)   20,146,007   $   (0.06)
                                                          =======   ==========   =========    ========    ==========   =========
Diluted earnings (loss) per share
 Net income (loss).....................................   $ 3,356   21,125,074   $    0.16    $ (1,180)   20,146,007   $   (0.06)
                                                          =======   ==========   =========    ========    ==========   =========

                                                                             Six Months Ended June 30,
                                                          ---------------------------------------------------------------------
                                                                     1999                                  1998
                                                          -------------------------------   -----------------------------------
                                                                                Per-Share    Income                  Per-Share
                                                           Income    Shares      Amount      (Loss)       Shares       Amount
                                                          --------  --------   ----------   ---------    --------    ----------
Basic earnings (loss) per share
 Net income............................................   $ 1,603                             $    785
 Deemed dividend on preferred stock repurchase.........         -                              (32,273)
                                                          -------                             --------
 Net income (loss) applicable to common stockholders...   $ 1,603   20,974,583   $    0.08    $(31,488)   19,519,371   $  (1.61)
                                                          =======   ==========   =========    ========    ==========   ========
Diluted earnings (loss) per share
  Net income (loss) applicable to common stockholders     $ 1,603   21,063,019   $    0.08    $(31,488)   19,519,371   $  (1.61)
                                                          =======   ==========   =========    ========    ==========   ========

   The following items were not included in the computation of diluted earnings
(loss) per share because their effect was anti-dilutive for the quarters ended June 30:

                               Three Months Ended June 30,            Six Months Ended June 30,
                          ------------------------------------   -----------------------------------
                                1999                1998               1999               1998
                          -----------------   ----------------   ----------------   ----------------
 Stock options
   Outstanding.........           1,889,786          3,047,563          1,947,999          3,047,563
   Price ranges........   $    19.44-$37.31   $    0.38-$38.50   $   18.04-$37.31   $    0.38-$38.50
   Expiration ranges...    11/24/06-7/22/08    4/18/99-5/18/08    4/15/06-7/22/08    4/18/99-5/18/08

 Stock warrants
   Outstanding.........             599,967            599,967            599,967            599,967
   Price                  $           30.00   $          30.00   $          30.00   $          30.00
   Expiration..........             8/28/04            8/28/04            8/28/04            8/28/04

11.  Reclassification

   Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the June 1999 presentation.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)


12.    Industry Segments

   The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the periods ended June 30, 1999 and 1998.

                                                      Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                     ---------------------     ---------------------
                                                       1999         1998         1999        1998
                                                     --------     --------     --------     --------
Revenue
   Brokerage Service.............................    $143,607     $142,610     $263,133     $235,579
   Corporate Services............................      20,382       17,294       37,360       29,774
   Asset Services................................      35,633       29,017       68,236       51,478
   Financial Services............................      77,545       66,346      141,639      113,580
                                                     --------     --------     --------     --------
                                                     $277,167     $255,267     $510,368     $430,411
                                                     ========     ========     ========     ========

Operating income (loss)..........................
   Brokerage Service.............................    $ 10,579     $ 20,139     $ 15,814     $ 25,612
   Corporate Services............................      (1,348)      (1,516)      (2,892)      (2,734)
   Asset Services................................       1,523          488        2,365        1,276
   Financial Services............................       5,826        4,298        6,369        6,405
   Merger-related and other nonrecurring costs...           -      (16,585)           -      (16,585)
                                                     --------     --------     --------     --------
                                                       16,580        6,824       21,656       13,974

Interest income..................................         536          538        1,070        1,265
Interest expense.................................      10,203        7,410       19,376       11,731
                                                     --------     --------     --------     --------
Income (loss) before provision for income tax....    $  6,913     $    (48)    $  3,350     $  3,508
                                                     ========     ========     ========     ========

Geographic Information

Revenue
   United States.........                            $215,236     $227,397     $395,637     $402,541
   All other countries...                              61,931       27,870      114,731       27,870
                                                     --------     --------     --------     --------
                                                     $277,167     $255,267     $510,368     $430,411
                                                     ========     ========     ========     ========


   In July 1999, the Company announced that it will change its segment reporting from the current four segments to three new segments.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

   CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") provides real estate services through approximately 250 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional U.S. real estate broker to being a diversified global real estate services firm. Its outsourcing, transaction management, advisory services and facilities management services to corporate real estate user services (referred to as "Corporate Services"), property management and related services ("Asset Services") and capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, investment property transactions (including acquisitions and sales on behalf of investors), real estate market research and valuation and appraisal services (collectively "Financial Services") are either the largest or one of the largest such businesses in both the world and the United States and in the aggregate accounted for more than $488.1 million in 1998 revenue. The Company's core brokerage business, commercial property sales and leasing ("Brokerage Services") accounted for approximately $546.4 million in 1998 revenue and is one of the largest such businesses in the United States.

   As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash and non-tax deductible goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with acquisition financing, past acquisitions have and future acquisitions may adversely affect net income. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels (a portion of which the Company intends to reflect as a statement of operations charge or as part of the purchase price at the time of the acquisition as appropriate). Management's strategy is to pursue acquisitions that are expected to be accretive to income before interest expense and provision for amortization of goodwill and intangibles, if any, and to operating cash flows (excluding the costs of integration).

   Revenue from Brokerage Services and the investment properties component of Financial Services, which together constitute a substantial majority of the Company's revenue, is largely transactional in nature and subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Between 50.0% and 55.0% of the costs and expenses associated with Brokerage Services and the investment properties component of Financial Services are directly correlated to revenue while approximately 25.0% of the costs and expenses of Corporate Services, Asset Services and Financial Services, excluding investment properties, are directly correlated to revenue.

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

Results of Operations -

   Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising occupancy and rental levels, and, as a result, property values as well as from significant expansion into international markets. For the first two quarters of 1999 there are some signs that this recovery has reached a plateau in North America although management does not believe that this is the case. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company. The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                         Three Months Ended June 30,              Six Months Ended June 30,
                                    ------------------------------------     ------------------------------------
                                          1999                1998                 1999                1998
                                    ----------------    ----------------     ----------------    ----------------
                                                               (Dollars in thousands)

Revenue..........................   $277,167   100.0%   $255,267   100.0%    $510,368   100.0%   $430,411   100.0%
Costs and expenses:
 Commissions, fees and other
  incentives.....................    116,742    42.1     112,468    44.0      213,389    41.8     195,312    45.4
 Operating, administrative
  and other......................    133,877    48.3     111,963    43.9      255,361    50.0     191,791    44.5
 Merger-related and other
  nonrecurring costs.............          -       -      16,585     6.5            -       -      16,585     3.9
 Depreciation and amortization...      9,968     3.6       7,427     2.9       19,962     3.9      12,749     3.0
                                    --------   -----    --------   -----     --------   -----    --------   -----

Operating income.................     16,580     6.0       6,824     2.7       21,656     4.3      13,974     3.2
Interest income..................        536     0.2         538     0.2        1,070     0.2       1,265     0.3
Interest expense.................     10,203     3.7       7,410     2.9       19,376     3.8      11,731     2.7
                                    --------   -----    --------   -----     --------   -----    --------   -----

Income (loss) before provision for
 income tax                            6,913     2.5         (48)    0.0        3,350     0.7       3,508     0.8

Provision for income tax               3,557     1.3       1,132     0.4        1,747     0.4       2,723     0.6
                                    --------   -----    --------   -----     --------   -----    --------   -----

Net income (loss)                   $  3,356     1.2%   $ (1,180)   (0.4)%   $  1,603     0.3%   $    785     0.2%
                                    ========   =====    ========   =====     ========   =====    ========   =====
EBITDA excluding merger-related
   and other nonrecurring costs     $ 26,548     9.6%   $ 30,836    12.1%    $ 41,618     8.2%   $ 43,308    10.1%
                                    ========   =====    ========   =====     ========   =====    ========   =====

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   The Company reported a consolidated net income of $3.4 million, or $0.16 diluted earnings per share for the three months ended June 30, 1999 on revenues of $277.2 million compared to a consolidated net loss of $1.2 million, or $0.06 diluted loss per share on revenues of $255.3 million for the three months ended June 30, 1998. Because these results were well below expectations the Company implemented a reduction in force program geared primarily towards managers which on a full year basis is expected to reduce expenses by $11 million (approximately $4 million in 1999).

   Revenues on a consolidated basis were $277.2 million, an increase of $21.9 million or 8.6% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The overall increase reflected the full contribution from Hillier Parker ("HP") and various other 1998 acquisitions. The Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the second quarter of 1999 continue to be affected by the liquidity problems which began in

September of 1998 in the global capital markets in general and the Commercial Mortgage-Backed Securities ("CMBS") market in particular. In addition, the Company experienced an unexpected slowdown in the volume of lease transactions which it believes is temporary.



   Commissions, fees and other incentives on a consolidated basis were $116.7 million, an increase of $4.3 million or 3.8% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions, fees and other incentives were 42.1% for the three months ended June 30, 1999, compared to 44.0% for the three months ended June 30, 1998. The decrease as a percentage of revenue is primarily due to the acquisition of HP which generally does not operate under a commission-based compensation program.

   Operating, administrative and other on a consolidated basis was $133.9 million, an increase of $21.9 million or 19.6% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. As a percentage of revenue, operating, administrative and other were 48.3% for the three months ended June 30, 1999 compared to 43.9% for the three months ended June 30, 1998. The increase in amount and percentage is primarily due to the acquisition of HP, which has higher fixed operating expenses. Due to the integration of HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   Consolidated interest income was $0.5 million for the three months ended June 30, 1999, and 1998.

   Consolidated interest expense was $10.2 million, an increase of $2.8 million or 37.7% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998. The increase primarily resulted from the May 1998 issuance of senior subordinated notes, which were used to finance business acquisitions.

   Provision for income tax on a consolidated basis was $3.6 million for the three months ended June 30, 1999, as compared to the provision for income tax of
$1.1 million for the three months ended June 30, 1998.   The increase is
primarily due to increase in earnings attributable to HP and various 1998 acquisitions. The effective tax rate changed in 1999, primarily as a result of additional nonamortizable goodwill from recent acquisitions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of net operating loss ("NOL") it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $26.5 million for the three months ended June 30, 1999, as compared to $30.8 million for the three months ended June 30, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   The Company reported a consolidated net income of $1.6 million, or $0.08 diluted earnings per share for the six months ended June 30, 1999 on revenues of $510.4 million compared to a consolidated net income of $0.8 million on revenues of $430.4 million for the six months ended June 30, 1998. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $31.5 million, or $1.61 diluted loss per share for the six months ended June 30, 1998.

   Revenues on a consolidated basis were $510.4 million, an increase of $80.0 million or 18.6% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The overall increase reflected the full contribution from REI and HP and various other 1998 acquisitions. The Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the first half of 1999 continue to be affected by the liquidity problems which began in September of 1998 in the global capital markets in general and the CMBS market in particular.

   Commissions, fees and other incentives on a consolidated basis were $213.4 million, an increase of $18.1 million or 9.3% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions, fees and other incentives were 41.8% for the six months ended June 30, 1999, compared to 45.4% for the six months ended June 30, 1998. The decrease as a percentage of revenue is primarily due to the acquisitions of REI and HP which generally do not operate under a commission-based compensation program.

   Operating, administrative and other on a consolidated basis was $255.4 million, an increase of $63.6 million or 33.1% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. As a percentage of revenue, operating, administrative and other were 50.0% for the six months ended June 30, 1999 compared to 44.5% for the six months ended June 30, 1998. The increase in amount and percentage is primarily due to the acquisitions of REI and HP, which have higher fixed operating expenses. Due to the integration of REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

   Consolidated interest income was $1.1 million, a decrease of $0.2 million or 15.4% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998.

   Consolidated interest expense was $19.4 million, an increase of $7.6 million or 65.2% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998. The increase primarily resulted from the May 1998 issuance of senior subordinated notes, which were used to finance business acquisitions.

   Provision for income tax on a consolidated basis was $1.7 million for the six months ended June 30, 1999, as compared to the provision for income tax of $2.7 million for the six months ended June 30, 1998. The decrease is primarily due to the impact of the one time merger-related and other nonrecurring charges in 1998, which had the effect of increasing the effective tax rate for the six months ended June 30, 1998. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $41.6 million for the six months ended June 30, 1999, as compared to $43.3 million for the six months ended June 30, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.


Segment Operations

   The Company provides integrated real estate services through four global business units. The four units are Brokerage Services, Corporate Services, Asset Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Brokerage Services consists of commercial property sales and leasing services. Corporate Services consists of outsourcing, transaction management, advisory services and facilities management. Asset Services consists of property management and related services. Financial Services consists of investment property services (acquisitions and sales on behalf of investors), mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors, L.L.C. ("CBRE Investors"), capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998.


                                                  Three Months Ended June 30,                      Six Months Ended June 30,
                                             ---------------------------------------        ---------------------------------------
                                                    1999                 1998                      1999                 1998
                                             -----------------     -----------------        -----------------     -----------------
                                                                               (Dollars in thousands)
Brokerage Services
 Revenue.................................     143,607    100.0%    $142,610    100.0%       $263,133    100.0%    $235,579    100.0%

 Costs and expenses:
  Commissions, fees and
   other incentives......................      73,245     51.0       72,827     51.1         135,200     51.4      124,760     52.9
  Operating, administrative
   and other.............................      56,201     39.1       47,120     33.0         105,210     40.0       81,181     34.5
  Depreciation and
   amortization..........................       3,582      2.5        2,524      1.8           6,909      2.6        4,026      1.7
                                             --------    -----     --------    -----        --------    -----     --------    -----

 Operating income........................    $ 10,579      7.4%    $ 20,139     14.1%       $ 15,814      6.0%    $ 25,612     10.9%

                                             ========    =====     ========    =====        ========    =====     ========    =====
 EBITDA..................................    $ 14,161     9.9 %    $ 22,663     15.9%       $ 22,723     8.6 %    $ 29,638     12.6%

                                             ========    =====     ========    =====        ========    =====     ========    =====

Corporate Services
 Revenue.................................    $ 20,382    100.0%    $ 17,294    100.0%       $ 37,360    100.0%    $ 29,774    100.0%

 Costs and expenses:
  Commissions, fees and
   other incentives......................       7,103     34.9        6,818     39.4          11,544     30.9       11,743     39.4
  Operating, administrative
   and other.............................      13,907     68.2       11,381     65.8          27,265     73.0       19,648     66.0
  Depreciation and
   amortization..........................         720      3.5          611      3.5           1,443      3.9        1,117      3.8
                                             --------    -----     --------    -----        --------    -----     --------    -----

 Operating loss..........................    $ (1,348)   (6.6)%    $ (1,516)    (8.7)       $ (2,892)   (7.8)%    $ (2,734)   (9.2)%

                                             ========    =====     ========    =====        ========    =====     ========    =====
 EBITDA..................................    $   (628)   (3.1)%    $   (905)   (5.2)%       $ (1,449)   (3.9)%    $ (1,617)   (5.4)%

                                             ========    =====     ========    =====        ========    =====     ========    =====

Asset Services
 Revenue.................................    $ 35,633    100.0%    $ 29,017    100.0%       $ 68,236    100.0%    $ 51,478    100.0%

 Costs and expenses:
  Commissions, fees and
   other incentives......................       7,425     20.8        6,048     20.8          14,157     20.7       11,580     22.5
  Operating, administrative
   and other.............................      24,961     70.1       21,112     72.8          48,097     70.5       36,052     70.0
  Depreciation and
   amortization..........................       1,724      4.8        1,369      4.7           3,617      5.3        2,570      5.0
                                             --------    -----     --------    -----        --------    -----     --------    -----

 Operating income........................    $  1,523     4.3 %    $    488      1.7%       $  2,365      3.5%    $  1,276      2.5%

                                             ========    =====     ========    =====        ========    =====     ========    =====
 EBITDA..................................    $  3,247     9.1 %    $  1,857      6.4%       $  5,982      8.8%    $  3,846      7.5%

                                             ========    =====     ========    =====        ========    =====     ========    =====

Financial Services
 Revenue.................................    $ 77,545    100.0%    $ 66,346    100.0%       $141,639    100.0%    $113,580    100.0%

 Costs and expenses:
  Commissions, fees and
   other incentives......................      28,969     37.4       26,775     40.3          52,488     37.1       47,229     41.6
  Operating, administrative
   and other.............................      38,808     50.0       32,350     48.8          74,789     52.8       54,910     48.4
  Depreciation and
   amortization..........................       3,942      5.1        2,923      4.4           7,993      5.6        5,036      4.4
                                             --------    -----     --------    -----        --------    -----     --------    -----

 Operating income........................    $  5,826      7.5%    $  4,298      6.5%       $  6,369      4.5%    $  6,405      5.6%

                                             ========    =====     ========    =====        ========    =====     ========    =====
 EBITDA..................................    $  9,768     12.6%    $  7,221     10.9%       $ 14,362     10.1%    $ 11,441     10.1%

                                             ========    =====     ========    =====        ========    =====     ========    =====

Merger-related and other
 nonrecurring charges....................    $    -                $ 16,585                 $    -                $ 16,585
                                             ========              ========                 ========              ========
Total operating income...................    $ 16,580              $  6,824                 $ 21,656              $ 13,974
                                             ========              ========                 ========              ========

Total EBITDA excluding merger-
 related and other nonrecurring
 charges.................................    $ 26,548              $ 30,836                 $ 41,618              $ 43,308
                                             ========              ========                 ========              ========

   Segment operating income (loss) excludes interest income, interest expense, merger-related and other nonrecurring charges and provision for income tax.

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

Brokerage Services

   Revenue increased by $1.0 million or 0.7% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, due primarily to the contributions from HP offset by a decrease in US revenues attributable to liquidity problems in global capital markets. Commissions, fees and other incentives increased by $0.4 million or 0.6% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. As a percentage of revenue, commissions, fees and other incentives were 51.0% for the three months ended June 30, 1999 compared to 51.1% for the three months ended June 30, 1998. Operating, administrative, and other increased by $9.1 million or 19.3% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in the amount is primarily a result of the integration of HP including incentive compensation based on increased operating results. Depreciation and amortization increased by $1.1 million or 41.9% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business and goodwill related to the acquisition.

Corporate Services

   Revenue increased by $3.1 million or 17.9% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, partially due to growth in the facilities management business. Commissions, fees and other incentives increased by $0.3 million or 4.2% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. As a percentage of revenue, commissions, fees and other incentives were 34.9% for the three months ended June 30, 1999 compared to 39.4% for the three months ended June 30, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily a result of the facilities management revenue increases, which has no corresponding commission expenses. Operating, administrative, and other increased by $2.5 million or 22.2% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily related to additional personnel requirements and office operations expenses. As a percentage of revenue, operating, administrative and other were 68.2% for the three months ended June 30, 1999 compared to 65.8% for the three months ended June 30, 1998. The increase in operating, administrative and other as a percentage of revenue is primarily due to the building of the facilities management infrastructure in response to the revenue growth. Depreciation and amortization increased by $0.1 million or 17.8% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business.

Asset Services

   Revenue increased by $6.6 million or 22.8% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998 primarily due to the contribution from HP. Commissions, fees and other incentives increased by $1.4 million or 22.8% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Operating, administrative, and other increased by $3.8 million or 18.2% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, but decreased as a percentage of revenue from 72.8% to 70.1% due to the integration of HP which has lower ratio of cost to revenue. Depreciation and amortization increased by $0.4 million or 25.9% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily related to the acquisition of HP.

Financial Services

   Revenue increased by $11.2 million or 16.9% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase in revenue is primarily due the full contribution from HP. Commissions, fees and other incentives increased by $2.2 million or 8.2% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The increase is primarily a result of the revenue increase from the HP contribution. As a percentage of revenue, commissions, fees and other incentives were 37.4% for the three months ended June 30, 1999 compared to 40.3% for the three months ended June 30, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of HP which generally does not operate under commission-based compensation programs. Operating, administrative, and other increased by $6.5 million or 20.0% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily as a result of additional personnel requirements and the integration of HP. Depreciation and amortization increased by $1.0 million or 34.9% for the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisition of HP.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Brokerage Services

   Revenue increased by $27.6 million or 11.7% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, due primarily to the contributions from REI and HP. Commissions, fees and other incentives increased by $10.4 million or 8.4% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to increased revenues, which resulted in higher commission eligibility levels and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 51.4% for the six months ended June 30, 1999 compared to 52.9% for the six months ended June 30, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a commission-based program. Operating, administrative, and other increased by $24.0 million or 29.6% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in the amount is primarily a result of the integration of REI and HP including incentive compensation based on increased operating results. Depreciation and amortization increased by $2.9 million or 71.6% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business and goodwill related to the acquisitions of REI and HP.

Corporate Services

   Revenue increased by $7.6 million or 25.5% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, partially due to the contributions from REI, HP and growth in the facilities management business. Commissions, fees and other incentives decreased by $0.2 million or 1.7% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. As a percentage of revenue, commissions, fees and other incentives were 30.9% for the six months ended June 30, 1999 compared to 39.4% for the six months ended June 30, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily a result of the REI, HP and the facilities management revenue increases, the latter of which has no corresponding commission expenses. Operating, administrative, and other increased $7.6 million or 38.8% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily related to the acquisitions of REI and HP which have higher fixed operating expenses, additional personnel requirements and business promotion expenses. As a percentage of revenue, operating, administrative and other were 73.0% for the six months ended June 30, 1999 compared to 66.0% for the six months ended June 30, 1998. The increase in operating, administrative and other as a percentage of revenue is primarily due to the integration of REI and HP and continued building of the facilities management infrastructure in response to the revenue growth. Depreciation and amortization increased by $0.3 million or 29.2% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, primarily related to the acquisitions of REI and HP.

Asset Services

   Revenue increased by $16.8 million or 32.6% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998 primarily due to the contributions from REI and HP. Commissions, fees and other incentives increased by $2.6 million or 22.3% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Operating, administrative, and other increased $12.0 million or 33.4% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. As a percentage of revenue, operating, administrative and other were 70.5% for the six months ended June 30, 1999 compared to 70.0% for the six months ended June 30, 1998. The increase in amount and percentage is primarily due to the integration of REI and HP. Depreciation and amortization increased by $1.0 million or 40.7% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily related to the acquisitions of REI and HP.

Financial Services

   Revenue increased by $28.1 million or 24.7% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase in revenue is primarily due to growth in the valuation and appraisal services revenue and the full contribution from REI and HP. Commissions, fees and other incentives increased by $5.3 million or 11.1% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels from the REI and HP contribution and valuation and appraisal services.
As a percentage of revenue, commissions, fees and other incentives were 37.1% for the six months ended June 30, 1999 compared to 41.6% for the six months ended June 30, 1998. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which do not operate under commission-based compensation programs. Operating, administrative, and other increased by $19.9 million or 36.2% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily as a result of business promotion expenses and additional personnel requirements, and the integration of REI and HP. Depreciation and amortization increased by $3.0 million or 58.7% for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisitions of REI and HP.



Liquidity and Capital Resources

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund certain working capital requirements, the Company had additional net borrowings of $72.0 million under the revolving credit facility, during the six months ended June 30, 1999. The Company's EBITDA was $41.6 million and $43.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease in EBITDA reflects the continuing liquidity problems in the global capital markets as discussed in Results of Operations.

   Net cash used in operating activities was $44.2 million for the six months ended June 30, 1999, compared to $0.7 million for the six months ended June 30, 1998. The change is primarily due to changes in components of operating assets and liabilities and the decrease in the merger-related and other nonrecurring costs accrued in 1998.

   Net cash used in investing activities was $14.5 million for the six months ended June 30, 1999, compared to $82.4 million for the six months ended June 30, 1998. The change is primarily due to a lower level of acquisition of businesses, the sale of the inventoried property and the absence in 1999 of the supplemental purchase price payments included in 1998 in connection with a 1995 acquisition.

   Net cash provided by financing activities was $52.4 million for the six months ended June 30, 1999, compared to $77.6 million used in financing activities for the six months ended June 30, 1998. The decrease primarily results from increases in repayments of the inventoried property loan, other loans and lower 1999 net borrowings from the revolving credit facility.

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $239.0 million as of June 30, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 0.50% and LIBOR plus 1.50%. The weighted average rate on amounts outstanding at June 30, 1999 was 6.74%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the

Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. An amendment to the revolving credit facility has been executed by the banks and the Company which resolves various technical issues.

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

Year 2000 Issues Update

  As fully discussed in the Company's Annual Report on Form 10-K for the year ended December, 31, 1998, the Company is replacing and upgrading all of its affected hardware and software to ensure continued operations beyond December 31, 1999. Although, there can be no assurances, the Company believes that its proprietary accounting systems, information technology and embedded systems will be Y2K compliant by the end of 1999.



  To date, the Company estimates that it has spent approximately $9.0 million for the Y2K issue and estimates approximately $2.0 million of additional costs to fully address the Y2K issue. The Company does not track the cost and time that its own internal employees spend on the Y2K project. Except as noted above, management's assessment of the status of the Year 2000 project and its contingency plans remain unchanged from that described in the Company's 1998 Annual Report Form 10-K.

  Even though the Company has completed an assessment of risk with respect to third-party suppliers and clients, the Company cannot conclusively determine that their occurrence will not have a material adverse impact on the Company's result of operations, liquidity or financial condition. The risks include, but are not limited to, temporary failure of one or more infrastructure services provided by third-party suppliers such as bank and payroll transaction processes, utilities and transportation services; loss of real-time processing capability by the Company's internal information systems; and interruption of commerce with customers or suppliers that experience Y2K-related failures within their businesses.

  The Company's plans to address the Year 2000 issues are based on management's current estimates and are subject to the aforementioned uncertainties that could cause the actual results to differ materially from these plans.

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

   In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. In June of 1999, the Supreme Court of New Jersey agreed to review the Appellate Court's decision. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.


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

Segment Reporting

  In July 1999, the Company announced that it will change its segment reporting from the current four segments to three new segments.

New Accounting Pronouncements

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the six months ended December 31, 1998. SFAS 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's financial statements.

   In 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5, which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement did not have a material impact on the Company's financial statements.

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

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal six months after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. Based on derivative instruments outstanding, SFAS No. 133 is not anticipated to have a significant impact on earnings or other components of comprehensive income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

   Approximately 20.0% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At June 30, 1999, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

   The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 70 basis points (approximately 10.0% of the Company's weighted-average variable rate at June 30, 1999) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.


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

    (b) No reports on Form 8-K were filed for the second quarter ended June 30, 1999

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CB RICHARD ELLIS SERVICES, INC.



    Date:  August 11, 1999                     /s/ Ronald J. Platisha
                                            --------------------------------
                                                   Ronald J. Platisha
                                                Executive Vice President,
                                             Acting Chief Accounting Officer

                                 EXHIBIT INDEX



       Exhibit
       Number                           Description of Exhibit
       ------           ------------------------------------------------------

        27               Financial Data Schedule (filed only with the SEC)