Form 10-Q
period 1999-09-30
CB RICHARD ELLIS SERVICES INC
filed 1999-11-12
CIK 852203

    =========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              ------------------
                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1999

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the Transition Period from___________ to ___________

                       Commission File Number 001 - 12231
                             ---------------------

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

                             ---------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


   Number of shares of common stock outstanding at October 29, 1999 was 20,684,495.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                              September 30, 1999

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                          PAGE
                                                                                                                        ----
Item 1.    Consolidated Condensed Financial Statements

           Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and December 31, 1998...........................3

           Unaudited Consolidated Statements of Operations for the three months ended
           September 30, 1999 and 1998 and for the nine months ended September 30, 1999 and 1998............................4

           Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1999 and 1998................................................................................5

           Notes to Consolidated Condensed Financial Statements.............................................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........................12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................................................22

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K................................................................................23

Signatures.................................................................................................................24


                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)


                                                                                         September 30,    December 31,
                                                                                             1999            1998
                                                                                         -------------    ------------
                                                                                          (Unaudited)
                                           A S S E T S
                                           -----------
Current Assets:
 Cash and cash equivalents............................................................       $  25,122       $  19,551
 Receivables, less allowance of $13,273 and $13,348 for doubtful accounts
  at September 30, 1999 and December 31, 1998.........................................         143,448         131,512
 Deferred taxes.......................................................................           2,886           3,529
 Prepaid expenses.....................................................................           9,215          13,459
 Other assets.........................................................................          17,048           8,353
                                                                                             ---------       ---------
  Total current assets................................................................         197,719         176,404
Property and equipment, net...........................................................          62,808          58,366
Goodwill, net of accumulated amortization of $38,118 and $25,060 at
 September 30, 1999 and December 31, 1998.............................................         445,244         445,124
Other intangible assets, net of accumulated amortization of $273,931 and $268,497
 at September 30, 1999 and December 31, 1998..........................................          57,821          63,913
Prepaid pension expenses..............................................................          27,287          28,241
Deferred taxes........................................................................          21,693          23,100
Investment in and advances to unconsolidated subsidiaries.............................          37,322          31,633
Other assets, net.....................................................................          21,265          30,111
                                                                                             ---------       ---------
  Total assets........................................................................       $ 871,159       $ 856,892
                                                                                             =========       =========
                L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
                --------------------------------------------------------------------
Current Liabilities:
 Compensation and employee benefits...................................................       $  89,326       $  66,245
 Accounts payable and accrued expenses................................................          66,633         105,027
 Reserve for bonus and profit sharing.................................................          24,542          39,270
 Current maturities of long-term debt.................................................           3,846          12,343
 Current portion of capital lease obligations.........................................           1,644           2,862
                                                                                             ---------       ---------
  Total current liabilities...........................................................         185,991         225,747
Long-term debt:
 Senior term loans....................................................................         231,502         183,502
 Senior subordinated notes, less unamortized discount of $1,946 and $2,099 at
  September 30, 1999 and December 31, 1998............................................         173,054         172,901
 Other long-term debt.................................................................           8,671          17,288
                                                                                             ---------       ---------
  Total long-term debt................................................................         413,227         373,691
Other long-term liabilities...........................................................          71,467          60,737
                                                                                             ---------       ---------
  Total liabilities...................................................................         670,685         660,175
Minority interest.....................................................................           4,150           5,875
Commitments and contingencies
Stockholders' Equity:
 Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding
 Common stock, $0.01 par value; 100,000,000 shares authorized; 20,686,995 and
  20,636,134 shares issued and outstanding at September 30, 1999 and
   December 31, 1998..................................................................             213             211
 Additional paid-in capital...........................................................         355,030         349,796
 Notes receivable from sale of stock..................................................          (8,087)         (5,654)
 Accumulated deficit..................................................................        (139,516)       (145,767)
 Accumulated other comprehensive income (loss)........................................            (639)          1,139
 Treasury stock at cost, 626,900 and 488,900 shares at September 30, 1999 and
  December 31, 1998...................................................................         (10,677)         (8,883)
                                                                                             ---------       ---------
  Total stockholders' equity..........................................................         196,324         190,842
                                                                                             ---------       ---------
  Total liabilities and stockholders' equity..........................................       $ 871,159       $ 856,892
                                                                                             =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)


                                                               Three Months Ended           Nine Months Ended
                                                                  September 30,               September 30,
                                                            -------------------------   --------------------------
                                                               1999          1998          1999           1998
                                                            -----------   -----------   -----------   ------------
Revenue:
   Leases................................................   $   111,430   $    97,763   $   295,957   $   252,654
   Sales.................................................       106,695        93,770       268,704       253,463
   Property and facilities management fees...............        26,689        23,838        80,516        58,814
   Consulting and referral fees..........................        18,612        19,515        54,044        41,340
   Appraisal fees........................................        15,018        13,983        45,334        31,661
   Loan origination and servicing fees...................        10,247        11,750        26,682        27,625
   Realty advisor fees...................................         7,854         7,348        20,723        23,755
   Other.................................................        10,473         5,836        25,426        14,902
                                                            -----------   -----------   -----------   -----------
   Total revenue.........................................       307,018       273,803       817,386       704,214

Costs and Expenses:

   Commissions, fees and other incentives................       137,709       119,959       351,317       315,271

   Operating, administrative and other...................       139,262       117,909       394,404       309,700

   Merger-related and other nonrecurring charges.........           -             -             -          16,585

   Depreciation and amortization.........................        10,001         9,337        29,963        22,086
                                                            -----------   -----------   -----------   -----------

Operating income.........................................        20,046        26,598        41,702        40,572

Interest income..........................................           791           703         1,861         1,968

Interest expense.........................................        10,294         9,628        29,670        21,359
                                                            -----------   -----------   -----------   -----------

Income before provision for income tax...................        10,543        17,673        13,893        21,181
Provision for income tax.................................         5,895         7,534         7,642        10,257
                                                            -----------   -----------   -----------   -----------
Net income...............................................   $     4,648   $    10,139   $     6,251   $    10,924
                                                            ===========   ===========   ===========   ===========
Deemed dividend on preferred stock.......................   $       -     $       -     $       -     $    32,273
                                                            -----------   -----------   -----------   -----------
Earnings (loss) applicable to common stockholders........   $     4,648   $    10,139   $     6,251   $   (21,349)
                                                            ===========   ===========   ===========   ===========
Basic earnings (loss) per share..........................   $      0.22   $      0.49   $      0.30   $     (1.07)
                                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding for basic earnings
 (loss) per share........................................    21,098,757    20,692,573    21,021,512    19,917,773
                                                            ===========   ===========   ===========   ===========
Diluted earnings (loss) per share........................   $      0.22   $      0.48   $      0.30   $     (1.07)
                                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding for diluted
 earnings (loss) per share...............................    21,162,334    21,101,324    21,103,139    19,917,773
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

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           ---------------------
                                                                                             1999         1998
                                                                                           --------    ---------
 Cash flows from operating activities:
    Net income..........................................................................   $  6,251    $  10,924
    Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization excluding deferred financing costs...................     29,963       22,086
     Deferred compensation..............................................................     13,691       11,375
     Deferred taxes.....................................................................      1,334        5,706
     Loss on disposition of property....................................................      1,902           83
    Increase in receivables.............................................................    (13,436)     (15,605)
    Decrease in compensation and employee benefits payable..............................    (10,200)     (22,637)
    (Decrease) increase in accounts payable and accrued expenses........................    (14,691)      10,945
    Net change in other operating assets and liabilities................................    (12,105)       4,209
                                                                                           --------    ---------
       Net cash provided by operating activities........................................      2,709       27,086
                                                                                           --------    ---------
  Cash flows from investing activities:
    Purchases of property and equipment.................................................    (19,213)     (18,040)
    Proceeds from sale of inventoried property..........................................      7,355          -
    Increase in intangible assets and goodwill..........................................     (3,364)     (14,603)
    Acquisition of businesses including net assets acquired, intangibles
     and goodwill.......................................................................    (10,353)    (159,822)
    Decrease (increase) in investments in/advances to unconsolidated subsidiaries.......      4,605       (8,461)
    Other investing activities, net.....................................................       (252)       1,130
                                                                                           --------    ---------
       Net cash used in investing activities............................................    (21,222)    (199,796)
                                                                                           --------    ---------
  Cash flows from financing activities:
    Proceeds from senior term loans.....................................................    146,000      268,000
    Repayment of senior term loans......................................................    (98,000)    (208,000)
    Proceeds from senior subordinated notes.............................................        -        172,804
    Repayment of inventoried property loan..............................................     (7,093)        (377)
    Repayment of other loans............................................................    (10,388)      (7,753)
    Payment of dividends payable........................................................        -         (5,000)
    Repurchase of preferred stock.......................................................        -        (72,418)
    Repurchase of common stock..........................................................     (1,794)         -
    Repayment of capital leases.........................................................     (1,037)      (1,354)
    Other financing activities, net.....................................................     (3,079)       2,908
                                                                                           --------    ---------
       Net cash provided by financing activities........................................     24,609      148,810
                                                                                           --------    ---------
  Net increase (decrease) in cash and cash equivalents..................................      6,096      (23,900)
  Cash and cash equivalents, at beginning of period.....................................     19,551       47,181
  Effect of exchange rate changes on cash...............................................       (525)         156
                                                                                           --------    ---------
  Cash and cash equivalents, at end of period...........................................   $ 25,122    $  23,437
                                                                                           ========    =========

  Supplemental disclosure of cash flow information:
    Cash paid (received) during the period for:
     Interest (none capitalized)........................................................   $ 25,302    $  13,522
     Income taxes.......................................................................   $  9,957    $    (435)


  The accompanying notes are an integral part of these consolidated financial statements.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Organization and Acquisitions

    Organization. CB Richard Ellis Services, Inc. ("CB Richard Ellis") or (the "Company") is a holding company that conducts its operations primarily through its subsidiaries CB Richard Ellis, Inc., CB Commercial Limited (the United Kingdom holding company, formerly known as REI Limited ("REI") for the various Richard Ellis companies operating outside the United Kingdom and the United States), L.J. Melody & Company ("L.J. Melody"), CB Richard Ellis Investors, L.L.C. and CB Hillier Parker Limited ("HP"), the United Kingdom holding company for operations within the United Kingdom. On November 25, 1996, CB Richard Ellis completed an initial public offering (the "Offering") of 4,347,000 shares of common stock, par value $.01 per share. The net proceeds from the Offering of $79.5 million were used to repay a portion of CB Richard Ellis' then outstanding senior secured indebtedness and senior subordinated indebtedness.

    Nature of Operations. The Company provides a full range of real estate services to commercial real estate tenants, owners and investors through approximately 250 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. In July 1999, the Company undertook a reorganization that will streamline operations and result in a change in its segment reporting from four to three segments. The Company's services under this new segmentation include (i) brokerage services whereby the Company facilitates the sale and lease of properties, transaction management and advisory services, investment property transactions, including acquisitions and sales on behalf of investors ("Transaction Management"); (ii) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, real estate market research and valuation and appraisal services ("Financial Services"); and (iii) facilities management services to corporate real estate users, and property management and related services ("Management Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national government entities, and individuals.

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

    Acquisitions. Refer to the Company's financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the Company's acquisitions prior to 1999. In 1999 the Company's only acquisition has been the acquisition of Eberhardt company by L.J. Melody in September 1999 for $6.0 million.

    The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements as of September 30, 1999. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the nine months ended September 30, 1998, assuming the REI acquisition, which constituted the Company's only material acquisition year to date, had occurred on January 1, 1998, would have been as follows (amounts in thousands, except per share data):


        Revenue......................................  $720,528
        Net income...................................     1,953
        Net loss applicable to common stockholders...   (30,320)
        Loss per share
          Basic......................................     (1.48)
          Diluted....................................     (1.48)

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

2. Impairment of Long-Lived Assets

   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, in March 1995.
In accordance with SFAS No. 121, long-lived assets and certain intangibles held and used by the Company will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Further, the Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets in accordance with SFAS No. 121. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If such analysis indicates impairment, it would be recorded in the period such changes occur based on the fair value of the goodwill and other intangible assets.

3. Other Current Assets

   In September 1999, the Company sold its Los Angeles headquarters building at a minimal loss. Other current assets include $7.7 million in receivables from the sale.

4. Goodwill and Other Intangible Assets

   Goodwill at September 30, 1999 consisted of $426.1 million related to the 1995 through 1999 acquisitions which is being amortized over an estimated useful life of 30 years and $19.1 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Other intangible assets at September 30, 1999 included approximately $7.2 million of deferred financing costs and $50.6 million of intangibles other than goodwill stemming from the 1995 through 1999 acquisitions.

5. Employee Benefit Plans

   In 1994 the Company implemented the Deferred Compensation Plan ("DCP").
Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in newly issued shares of common stock of the Company which elections are recorded as additions to Stockholders' Equity. Effective May 1, 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in such insurance products. The Company received proceeds of approximately $1.6 million related to additional insurance products. For the nine months ended September 30, 1999, approximately $13.2 million and $1.1 million were deferred in cash (including interest) and stock, respectively. The accumulated deferrals at September 30, 1999, were approximately $30.1 million in cash (including interest and capital appreciation) and $11.1 million in stock for a total of $41.2 million, all of which was charged to expense in the period of deferral.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

   The Company, through the HP acquisition, maintains a contributory defined benefit pension plan ("DBP") to provide retirement benefits to former HP employees participating in the plan. The Company's funding policy for DBP is to make the minimum annual contributions required by applicable regulations. Reference is made to Note 6 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion. At September 30, 1999, DBP plan assets exceeded DBP plan liabilities by approximately $27.3 million and the net prepaid pension asset is reflected in the accompanying balance sheet.

6.  Debt

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $215.0 million at September 30, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.00%. The weighted average rate on the amounts outstanding at September 30, 1999 was 7.68%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The Company and the banks recently executed an amendment to the revolving credit facility reducing the facility to $350.0 million, eliminating the mandatory reduction on December 31, 1999, and revising some of the covenants.

   In May 1998, the Company sold $175.0 million of 8.875% Senior Subordinated Notes ("Subordinated Notes") due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.1 million at September 30, 1999.

7.  Income Taxes

   The provisions for income taxes for the nine month periods ended September 30, 1999 and 1998 were computed in accordance with Interpretation No. 18 of APB opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no U.S. taxes have been provided on earnings of foreign subsidiaries because it is the intent of the Company to permanently re-invest the unremitted earnings of foreign subsidiaries. Reference is made to Note 10 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a discussion of the Company's deferred taxes including net operating loss carryforwards.

8.  Commitments and Contingencies

   In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company have filed an appeal of the judgment. The Company believes that it has adequate insurance coverage for the compensatory portion of the judgment and adequate reserves for the punitive portion, as well as potential indemnity claims against Prudential for the entire judgment.

   In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. In June of 1999, the Supreme Court of New Jersey agreed to review the Appellate Court's decision and a hearing for this purpose has been set for November 30, 1999. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

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

9.  Stockholders' Equity

   The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The cumulative gains or losses resulting from translations are included in stockholders' equity.

10.  Comprehensive Income

   Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting of Comprehensive Income. Comprehensive income is a measure of all changes in equity of the Company that result from recognized transactions and other economic events of the period excluding investments in or distributions from the Company. All components of comprehensive income are reported under the provisions of SFAS No. 130. For the nine months ended September 30, 1999, total comprehensive income was $4.5 million which includes foreign currency translation loss of $1.8 million. For the nine months ended September 30, 1998, total comprehensive income was $13.7 million which includes foreign currency translation income of $2.8 million.

11.  Per Share Information

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

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

   The following is a calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

                                                                          Three Months Ended September 30,
                                                        ---------------------------------------------------------------------
                                                                           1999                                1998
                                                        -------------------------------------------   -----------------------
                                                                              Per-Share                            Per-Share
                                                        Income     Shares      Amount      Income       Shares       Amount
                                                        ------   ----------   ---------   ---------   ----------   ----------
Basic earnings per share
 Net income..........................................   $4,648   21,098,757       $0.22   $ 10,139    20,692,573      $ 0.49
                                                        ======   ==========       =====   ========    ==========   =========
Diluted earnings per share
 Net income..........................................   $4,648   21,098,757               $ 10,139    20,692,573
 Diluted effect of exercise of options outstanding...                63,577                              408,751
                                                        ------   ----------               --------    ----------
 Earnings applicable to common stockholders..........   $4,648   21,162,334       $0.22   $ 10,139    21,101,324      $ 0.48
                                                        ======   ==========       =====   ========    ==========   =========

                                                                            Nine Months Ended September 30,
                                                       ----------------------------------------------------------------------
                                                                     1999                               1998
                                                       --------------------------------    ----------------------------------
                                                                              Per-Share    Income                  Per-Share
                                                        Income     Shares      Amount      (Loss)       Shares      Amount
                                                        ------   ----------   ---------   --------    ----------   ---------
Basic earnings (loss) per share
 Net income..........................................   $6,251                            $ 10,924
 Deemed dividend on preferred stock repurchase.......        -                             (32,273)
                                                        ------                            --------
 Earnings (loss) applicable to common stockholders...   $6,251   21,021,512       $0.30   $(21,349)   19,917,773      $(1.07)
                                                        ======   ==========       =====   ========    ==========   =========

Diluted earnings (loss) per share
 Earnings (loss) applicable to common stockholders...   $6,251   21,021,512               $(21,349)   19,917,773
 Diluted effect of exercise of options outstanding...                81,627                                    -
                                                        ------   ----------               --------    ----------
 Earnings (loss) applicable to common stockholders...   $6,251   21,103,139       $0.30   $(21,349)   19,917,773      $(1.07)
                                                        ======   ==========       =====   ========    ==========   =========

   The following items were not included in the computation of diluted earnings
(loss) per share because their effect was anti-dilutive for the quarters ended September 30:

                           Three Months Ended September 30,      Nine Months Ended September 30,
                          ----------------------------------   -----------------------------------
                               1999               1998               1999               1998
                          ---------------   ----------------   ----------------   ----------------
 Stock options
   Outstanding.........         2,081,032          1,574,676          1,955,355          2,993,477
   Price ranges........   $  16.38-$36.75   $   31.00-$38.50   $   18.04-$36.75   $    0.38-$38.50
   Expiration ranges...    6/8/04-5/31/09    4/21/07-7/22/08    4/15/06-5/31/09    4/18/99-7/22/08

 Stock warrants
   Outstanding.........           599,967            599,967            599,967            599,967
   Price...............   $         30.00   $          30.00   $          30.00   $          30.00
   Expiration..........           8/28/04            8/28/04            8/28/04            8/28/04

12.  Reclassification

   Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the September 1999 presentation.

               CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

                                  (Unaudited)

13.  Industry Segments

   In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Management Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services, investment property services (acquisitions and sales on behalf of investors). Management Services consists of facilities and property management and related services. Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the periods ended September 30, 1999 and 1998.

                                                     Three Months Ended      Nine Months Ended
                                                       September 30,           September 30,
                                                    --------------------   ---------------------
                                                      1999        1998       1999        1998
                                                    ---------   --------   ---------   ---------
Revenue (1)
 Transaction Management..........................   $225,244    $197,507   $582,568    $520,679
 Financial Services..............................     42,947      42,289    122,699      99,168
 Management Services.............................     38,827      34,007    112,119      84,367
                                                    --------    --------   --------    --------
                                                    $307,018    $273,803   $817,386    $704,214
                                                    ========    ========   ========    ========
Operating income (loss)
 Transaction Management..........................   $ 25,192    $ 22,927   $ 45,582    $ 53,619
 Financial Services..............................     (3,157)      1,365     (1,933)        685
 Management Services.............................     (1,989)      2,306     (1,947)      2,853
 Merger-related and other nonrecurring charges...          -           -          -     (16,585)
                                                    --------    --------   --------    --------
                                                      20,046      26,598     41,702      40,572

Interest income..................................        791         703      1,861       1,968
Interest expense.................................     10,294       9,628     29,670      21,359
                                                    --------    --------   --------    --------
Income before provision for income tax...........   $ 10,543    $ 17,673   $ 13,893    $ 21,181
                                                    ========    ========   ========    ========
Geographic Information

Revenue
 United States...................................   $237,954    $226,869   $633,591   $ 629,410
 All other countries.............................     69,064      46,934    183,795      74,804
                                                    --------    --------   --------   ---------
                                                    $307,018    $273,803   $817,386   $ 704,214
                                                    ========    ========   ========   =========

(1) Certain revenue types disclosed on the income statement may not be derived directly from amounts shown in this table.

                CB RICHARD ELLIS SERVICES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

   CB Richard Ellis Services, Inc. through its direct and indirect subsidiaries (collectively the "Company") provides real estate services through approximately 250 offices worldwide including but not limited to the United States, Argentina, Australia, Brazil, Belgium, Canada, France, Germany, Hong Kong, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Switzerland, Taiwan, and the United Kingdom. Over the course of the last five years the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional U.S. real estate broker to being a diversified global real estate services firm. The Company's brokerage business, commercial property sales and leasing, transaction management and advisory services, investment property transactions, including acquisitions and sales on behalf of investors ("Transaction Management") is one of the largest such businesses in the United States.

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

   Revenue from Transaction Management, which constitutes a substantial majority of the Company's revenue, is subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Approximately 52.0% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 20.0% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

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

Results of Operations -

   Since 1992, the Company's results have benefitted from its ability to take advantage of a significant and ongoing recovery in U.S. commercial real estate markets and the generally rising occupancy and rental levels, and, as a result, property values as well as from significant expansion into international markets. Beginning in late 1998, some signs indicated that this recovery had reached a plateau in North America although management does not believe that this is the case. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company. The following unaudited table sets forth items derived from the Company's Consolidated Statements of Operations for each of the periods presented in dollars and as a percentage of revenue.

                                      Three Months ended September 30,            Nine Months Ended September 30,
                                     -------------------------------------   --------------------------------------
                                           1999                 1998                1999                1998
                                     -----------------   -----------------   ----------------    ------------------
     (Dollars in thousands)
Revenue:
 Leases...........................   $111,430    36.3%   $ 97,763    35.7%   $295,957    36.2%   $252,654    35.9%
 Sales............................    106,695    34.7      93,770    34.3     268,704    32.9     253,463    36.0
 Property and facilities
  management fees.................     26,689     8.7      23,838     8.7      80,516     9.9      58,814     8.3
 Consulting and referral fees.....     18,612     6.1      19,515     7.1      54,044     6.6      41,340     5.9
 Appraisal fees...................     15,018     4.9      13,983     5.1      45,334     5.5      31,661     4.5
 Loan origination and servicing
  fees............................     10,247     3.3      11,750     4.3      26,682     3.3      27,625     3.9
 Realty advisor fees..............      7,854     2.6       7,348     2.7      20,723     2.5      23,755     3.4
 Other............................     10,473     3.4       5,836     2.1      25,426     3.1      14,902     2.1
                                     --------   -----    --------   -----    --------   -----    --------   -----
 Total revenue....................    307,018   100.0%    273,803   100.0%    817,386   100.0%    704,214   100.0%

Costs and expenses:
 Commissions, fees and other
  incentives......................    137,709    44.8     119,959    43.8     351,317    42.9     315,271    44.8
 Operating, administrative
  and other.......................    139,262    45.4     117,909    43.1     394,404    48.3     309,700    44.0
 Merger-related and other
  nonrecurring charges............          -       -           -       -           -       -      16,585     2.3
 Depreciation and amortization....     10,001     3.3       9,337     3.4      29,963     3.7      22,086     3.1
                                     --------   -----    --------   -----    --------   -----    --------   -----

Operating income..................     20,046     6.5      26,598     9.7      41,702     5.1      40,572     5.8
Interest income...................        791     0.3         703     0.3       1,861     0.2       1,968     0.3
Interest expense..................     10,294     3.4       9,628     3.5      29,670     3.6      21,359     3.0
                                     --------   -----    --------   -----    --------   -----    --------   -----
Income before provision for
 income tax.......................     10,543     3.4      17,673     6.5      13,893     1.7      21,181     3.1

Provision for income tax..........      5,895     1.9       7,534     2.8       7,642     0.9      10,257     1.5
                                     --------   -----    --------   -----    --------   -----    --------   -----
Net income........................   $  4,648     1.5%   $ 10,139     3.7%   $  6,251     0.8%   $ 10,924     1.6%
                                     ========   =====    ========   =====    ========   =====    ========   =====
EBITDA excluding merger-related
 and other nonrecurring charges...   $ 30,047     9.8%   $ 35,935    13.1%   $ 71,665     8.8%   $ 79,243    11.3%
                                     ========   =====    ========   =====    ========   =====    ========   =====

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   The Company reported a consolidated net income of $4.6 million, or $0.22 diluted earnings per share for the three months ended September 30, 1999 on revenues of $307.0 million compared to a consolidated net income of $10.1 million, or $0.48 diluted earnings per share on revenues of $273.8 million for the three months ended September 30, 1998. To improve operating results the Company implemented a reduction in force program geared primarily towards managers which on a full year basis is expected to reduce expenses by $14.0 million (approximately $4 million in 1999). The quarter result includes proceeds from an insurance policy of $1.6 million and a charge of approximately $1.1 million from the recently announced restructuring.

   Revenues on a consolidated basis were $307.0 million, an increase of $33.2 million or 12.1% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The overall increase reflected the continued improvement of the real estate market, although at a slower pace. The improved market resulted in higher property values, higher rental rates and increased activity, which translated into increases in brokerage sales and lease transactions, and investment properties transactions closed for the three months ended September 30, 1999. The Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the third quarter continue to be affected by the liquidity problems which began in September of 1998 in the global capital markets in general and the Commercial Mortgage-Backed Securities ("CMBS") market in particular.

   Commissions, fees and other incentives on a consolidated basis were $137.7 million, an increase of $17.8 million or 14.8% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions, fees and other incentives were 44.8% for the three months ended September 30, 1999, compared to 43.8% for the three months ended September 30, 1998.

   Operating, administrative and other on a consolidated basis was $139.3 million, an increase of $21.4 million or 18.1% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. As a percentage of revenue, operating, administrative and other were 45.4% for the three months ended September 30, 1999 compared to 43.1% for the three months ended September 30, 1998. The increase in amount and percentage is primarily due to an overall increase in overhead expenses and the sale of the Company's headquarters building at a minimal loss.

   Consolidated interest income was $0.8 million, an increase of $0.1 million or 12.5% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

   Consolidated interest expense was $10.3 million, an increase of $0.7 million or 6.9% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998. The increase primarily resulted from the renewal of certain senior term loans at a higher borrowing rate.

   Provision for income tax on a consolidated basis was $5.9 million for the three months ended September 30, 1999, as compared to the provision for income tax of $7.5 million for the three months ended September 30, 1998. The decrease is primarily due to the decrease in income before provision for income tax. The effective tax rate increased in 1999, primarily as a result of additional nonamortizable goodwill from recent acquisitions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of net operating loss ("NOL") it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $30.0 million for the three months ended September 30, 1999, as compared to $35.9 million for the three months ended September 30, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   The Company reported a consolidated net income of $6.3 million, or $0.30 diluted earnings per share for the nine months ended September 30, 1999 on revenues of $817.4 million compared to a consolidated net income of $10.9 million on revenues of $704.2 million for the nine months ended September 30, 1998. The net loss applicable to common stockholders, including the deemed dividend resulting from the accounting treatment of the preferred stock repurchase, was $21.3 million, or $1.07 diluted loss per share for the nine months ended September 30, 1998.

   Revenues on a consolidated basis were $817.4 million, an increase of $113.2 million or 16.1% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The overall increase reflected the full contribution from REI and HP and various other 1998 acquisitions, and the continued improvement of the real estate market. The improved market resulted in higher property values, higher rental rates and increased activity, which translated into increases in brokerage sales and lease transactions, closed for the nine months ended September 30, 1999. The Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues year to date continue to be affected by the liquidity problems which began in September of 1998 in the global capital markets in general and the CMBS market in particular.

   Commissions, fees and other incentives on a consolidated basis were $351.3 million, an increase of $36.0 million or 11.4% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue.

   Operating, administrative and other on a consolidated basis was $394.4 million, an increase of $84.7 million or 27.4% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in amount is primarily due to the acquisitions of REI and HP, which have higher fixed operating expenses.

   Consolidated interest income was $1.9 million, a decrease of $0.1 million or 5.4% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998.

   Consolidated interest expense was $29.7 million, an increase of $8.3 million or 38.9% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998. The increase primarily resulted from the renewal of certain senior term loans at a higher borrowing rate.

   Provision for income tax on a consolidated basis was $7.6 million for the nine months ended September 30, 1999, as compared to the provision for income tax of $10.3 million for the nine months ended September 30, 1998. The decrease is primarily due to the decrease in income before provision for income tax. The effective tax rate increased in 1999, primarily as a result of additional nonamortizable goodwill from recent acquisitions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

   EBITDA was $71.7 million for the nine months ended September 30, 1999, as compared to $79.2 million for the nine months ended September 30, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Segment Operations

   The Company provides integrated real estate services through three global business segments. The three segments are Transaction Management, Management Services and Financial Services. The factors for determining the reportable segments were based on the type of service and client. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services, investment property services (acquisitions and sales on behalf of investors). Management Services consists of facilities and property management and related services. Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998.

                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                              -------------------------------------------    -------------------------------------
                                                        1999                 1998                   1999                1998
                                              --------------------    -------------------    -----------------    ----------------
                                                                                (Dollars in thousands)
Transaction Management
 Revenue:
  Leases...................................   $105,893        47.0%   $ 93,433       47.3%   $280,866     48.2%   $240,584    46.2%
  Sales....................................    103,890        46.1      91,107       46.1     261,510     44.9     246,780    47.4
  Other consulting and referral fees (1)...     15,461         6.9      12,967        6.6      40,192      6.9      33,315     6.4
                                              --------     -------    --------    -------    --------    -----    --------   -----
  Total revenue............................   $225,244       100.0%   $197,507      100.0%   $582,568    100.0%   $520,679   100.0%
Costs and expenses:
  Commissions, fees and other incentives...    119,717        53.2     105,041       53.2     305,206     52.4     278,497    53.5
  Operating, administrative and other......     75,509        33.5      65,558       33.2     218,165     37.5     179,604    34.5
  Depreciation and amortization............      4,826         2.1       3,981        2.0      13,615      2.3       8,959     1.7
                                              --------     -------    --------    -------    --------    -----    --------   -----
 Operating income (2)......................   $ 25,192        11.2%   $ 22,927       11.6%   $ 45,582      7.8%   $ 53,619    10.3%
                                              ========     =======    ========    =======    ========    =====    ========   =====
 EBITDA....................................   $ 30,018        13.3%   $ 26,908       13.6%   $ 59,197     10.1%   $ 62,578    12.0%
                                              ========     =======    ========    =======    ========    =====    ========   =====
Financial Services
 Revenue:
  Appraisal fees...........................   $ 14,730        34.3%   $ 14,389       34.0%   $ 44,129     36.0%   $ 31,911    32.2%
  Loan origination and servicing fees......     10,247        23.9      11,750       27.8      26,680     21.7      27,625    27.8
  Realty advisor fees......................      7,338        17.1       7,496       17.7      19,765     16.1      23,281    23.5
  Other (1)................................     10,632        24.7       8,654       20.5      32,125     26.2      16,351    16.5
                                              --------     -------    --------    -------    --------    -----    --------   -----
  Total revenue............................   $ 42,947       100.0%   $ 42,289      100.0%   $122,699    100.0%   $ 99,168   100.0%
Costs and expenses:
  Commissions, fees and other incentives...     14,858        34.6      12,437       29.4      36,966     30.1      28,140    28.4
  Operating, administrative and other......     28,442        66.2      25,407       60.1      78,406     63.9      62,844    63.4
  Depreciation and amortization............      2,804         6.5       3,080        7.3       9,260      7.6       7,499     7.5
                                              --------     -------    --------    -------    --------    -----    --------   -----
 Operating income (loss) (2)...............   $ (3,157)      (7.3)%   $  1,365        3.2%   $ (1,933)    (1.6)%  $    685     0.7%
                                              ========     =======    ========    =======    ========    =====    ========   =====
 EBITDA....................................   $   (353)      (0.8)%   $  4,445       10.5%   $  7,327      6.0%   $  8,184     8.2%
                                              ========     =======    ========    =======    ========    =====    ========   =====
Management Services
 Revenue:
  Property management fees.................   $ 19,706        50.7%   $ 20,054       59.0%   $ 60,712     54.2%   $ 46,085    54.6%
  Facilities management fees...............      5,961        15.4       3,857       11.3      16,725     14.9      11,497    13.6
  Leases...................................      5,364        13.8       4,165       12.3      14,809     13.2      11,837    14.0
  Sales....................................      1,547         4.0       1,205        3.5       3,727      3.3       3,909     4.7
  Other (1)................................      6,249        16.1       4,726       13.9      16,146     14.4      11,039    13.1
                                              --------     -------    --------    -------    --------    -----    --------   -----
  Total revenue............................   $ 38,827       100.0%   $ 34,007      100.0%   $112,119    100.0%   $ 84,367   100.0%
Costs and expenses:
  Commissions, fees and other incentives...      3,134         8.1       2,481        7.3       9,145      8.1       8,634    10.2
  Operating, administrative and other......     35,311        90.9      26,944       79.2      97,833     87.3      67,252    79.7
  Depreciation and amortization............      2,371         6.1       2,276        6.7       7,088      6.3       5,628     6.7
                                              --------     -------    --------    -------    --------    -----    --------   -----
 Operating income (loss) (2)...............   $ (1,989)       (5.1)%  $  2,306        6.8%   $ (1,947)    (1.7)%  $  2,853     3.4%
                                              ========     =======    ========    =======    ========    =====    ========   =====
 EBITDA....................................   $    382         1.0%   $  4,582       13.5%   $  5,141      4.6%   $  8,481    10.1%
                                              ========     =======    ========    =======    ========    =====    ========   =====
Merger-related and other
 nonrecurring charges......................   $      -                $     -                $      -             $ 16,585
                                              ========                =======                ========             ========
Total operating income.....................   $ 20,046                $26,598                $ 41,702             $ 40,572
                                              ========                =======                ========             ========
Total EBITDA excluding merger-related and
 other nonrecurring charges................   $ 30,047                $35,935                $ 71,665             $ 79,243
                                              ========                =======                ========             ========

---------
(1) Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances.
(2) Segment operating income excludes merger-related and other nonrecurring charges.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Transaction Management

   Revenue increased by $27.7 million or 14.0% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due primarily to the continued improvement of the real estate market. The improved market resulted in higher property values, higher rental rates and increased activity, which translated into increases in brokerage sales and lease transactions and investment properties transactions, closed for the three months ended September 30, 1999. Commissions, fees and other incentives increased by $14.7 million or 14.0% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. As a percentage of revenue, commissions, fees and other incentives were 53.2% for the three months ended September 30, 1999 and 1998. The increase in amount is due to increased revenues, which resulted in higher commission eligibility levels, and, thus, higher commission. Operating, administrative, and other increased by $10.0 million or 15.2% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The increase in the amount is a result of additional overhead expenses. Depreciation and amortization increased by $0.8 million or 21.2% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

Financial Services

   Revenue increased by $0.7 million or 1.6% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Commissions, fees and other incentives increased by $2.4 million or 19.5% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. As a percentage of revenue, commissions, fees and other incentives were 34.6% for the three months ended September 30, 1999 compared to 29.4% for the three months ended September 30, 1998. The increase in amount and percentage of revenue is primarily due to higher commission eligibility levels outside the U.S. Operating, administrative, and other increased by $3.0 million or 11.9% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Depreciation and amortization decreased by $0.3 million or 9.0% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

Management Services

   Revenue increased by $4.8 million or 14.2% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to growth in the facilities management business. Commissions, fees and other incentives increased by $0.7 million or 26.3% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily due to increased revenues. As a percentage of revenue, commissions, fees and other incentives were 8.1% for the three months ended September 30, 1999 compared to 7.3% for the three months ended September 30, 1998. Operating, administrative and other increased by $8.4 million or 31.1% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily related to increased overhead expenses. As a percentage of revenue, operating, administrative and other were 90.9% for the three months ended September 30, 1999 compared to 79.2% for the three months ended September 30, 1998. The increase in operating, administrative and other as a percentage of revenue is primarily due to the building of the facilities management infrastructure in response to the revenue growth. Depreciation and amortization increased by $0.1 million or 4.2% for the three months ended September 30, 1999, as compared to the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Transaction Management

   Revenue increased by $61.9 million or 11.9% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, due to the full contribution of REI and HP and various other 1998 acquisitions, and the continued improvement of the real estate market. Commissions, fees and other incentives increased by $26.7 million or 9.6% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to increased revenues, which resulted in higher commission eligibility levels, and, thus, higher commissions. Operating, administrative, and other increased by $38.6 million or 21.5% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in the amount is primarily due to the inclusion of REI and HP and various other 1998 acquisitions. Depreciation and amortization increased by $4.7 million or 52.0% for the nine months ended September 30, 1999, as compared to the nine months ended September

30, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business.

Financial Services

   Revenue increased by $23.5 million or 23.7% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase in revenue is primarily due to the appraisal and valuation services which includes the full contribution from REI and HP and various other 1998 acquisitions. Commissions, fees and other incentives increased by $8.8 million or 31.4% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility levels from the REI and HP contribution. Operating, administrative, and other increased by $15.6 million or 24.8% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily as a result of increased overhead expenses and the integration of REI and HP and various other 1998 acquisitions. Depreciation and amortization increased by $1.8 million or 23.5% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisitions of REI and HP and various other 1998 acquisitions.

Management Services

   Revenue increased by $27.8 million or 32.9% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to growth in the property and facilities management businesses and the full contribution from REI and HP and various other 1998 acquisitions. Commissions, fees and other incentives increased by $0.5 million or 5.9% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Operating, administrative, and other increased $30.6 million or 45.5% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily related to the acquisitions of REI and HP, which have higher fixed operating expenses, and increases in overhead expenses. Depreciation and amortization increased by $1.5 million or 25.9% for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, primarily related to the acquisitions of REI and HP and various other 1998 acquisitions.

Liquidity and Capital Resources

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. In order to fund certain working capital requirements, the Company had additional net borrowings of $48.0 million under the revolving credit facility, during the nine months ended September 30, 1999. The Company's EBITDA was $71.7 million and $79.2 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in EBITDA reflects the continuing liquidity problems in the global capital markets as discussed in Results of Operations and a possible slowdown in the volume of transactions.

   Net cash provided by operating activities was $2.7 million for the nine months ended September 30, 1999, compared to $27.1 million for the nine months ended September 30, 1998. The change is primarily due to changes in components of operating assets and liabilities, including the additional insurance products and sale of properties, the increase in compensation costs accrued in 1999 due to timing, and the decrease in the merger-related and other nonrecurring costs accrued in 1998.

   Net cash used in investing activities was $21.2 million for the nine months ended September 30, 1999, compared to $199.8 million for the nine months ended September 30, 1998. The change is primarily due to a lower level of acquisition of businesses, the sale of the inventoried property, and the absence in 1999 of the supplemental purchase price payments included in 1998 in connection with a 1995 acquisition.

   Net cash provided by financing activities was $24.6 million for the nine months ended September 30, 1999, compared to $148.8 million used in financing activities for the nine months ended September 30, 1998. The decrease primarily results from increases in repayments of the inventoried property loan, other loans and lower 1999 net borrowings from the revolving credit facility.

   In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. The amount outstanding under this facility was $215.0 million at September 30, 1999 which is included in the accompanying balance sheet. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.00%. The weighted average rate on amounts outstanding at September 30, 1999 was 7.68%.

   The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The Company and the banks recently executed an amendment to the revolving credit facility reducing the facility to $350.0 million, eliminating the mandatory reduction on December 31, 1999, and revising some of the covenants.

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

   On September 1, 1999, the Company announced that its Board of Directors authorized a repurchase program under which it would purchase up to $5.0 million of its common stock. The purchases would be made from time to time either in the open market or through privately negotiated transactions. To date, the Company purchased 138,000 shares of common stock for approximately $1.8 million.

Year 2000 Issues Update

  As fully discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company is replacing and upgrading all of its affected hardware and software to ensure continued operations beyond December 31, 1999. Although, there can be no assurances, the Company believes that its proprietary accounting systems, information technology and embedded systems will be Y2K compliant by the end of 1999.

  To date, the Company estimates that it has spent approximately $11.0 million for the Y2K issue. The Company does not track the cost and time that its own internal employees spend on the Y2K project. Except as noted above, management's assessment of the status of the Year 2000 project and its contingency plans remain unchanged from that described in the Company's 1998 Annual Report on Form 10-K.

  Even though the Company has completed an assessment of risk with respect to third-party suppliers and clients, the Company cannot conclusively determine that such risk could have a material adverse impact on the Company's result of operations, liquidity or financial condition. The risks include, but are not limited to, temporary failure of one or more infrastructure services provided by third-party suppliers such as bank and payroll transaction processes, utilities and transportation services; loss of real-time processing capability by the Company's internal information systems; and interruption of commerce with customers or suppliers that experience Y2K-related failures within their businesses.

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

   In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $6.5 million in general and punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. In June of 1999, the Supreme Court of New Jersey agreed to review the Appellate Court's decision and a hearing for this purpose has been set for November 30, 1999. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations.

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

   The ability of the Company to utilize NOLs was limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26.0 million of its NOL in 1999 and in each subsequent year. The amount of NOLs is, in any event, subject to uncertainty until the statute of limitations lapses after their utilization to offset taxable income.

Segment Reporting

  In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods have been restated to conform to the new segmentation.

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

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

   In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. Based on derivative instruments outstanding, SFAS No. 133 is not anticipated to have a significant impact on earnings or other components of comprehensive income.

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

   Approximately 20.0% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At September 30, 1999, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

   The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 70 basis points (approximately 10.0% of the Company's weighted-average variable rate at September 30, 1999) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.


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

                                 PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27  Financial Data Schedule (filed only with the SEC)

    (b)  Report on Form 8-K

         The registrant filed a Current Report on Form 8-K dated November 12, 1999 concerning the Company's press release announcing the results of operations for the three and nine months ended September 30, 1999

                                 SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CB RICHARD ELLIS SERVICES, INC.


      Date:  November 12, 1999              /s/ Ronald J. Platisha
                                            --------------------------------
                                                Ronald J. Platisha
                                            Executive Vice President,
                                               Financial Operations

                                 EXHIBIT INDEX

 Exhibit
 Number                       Description of Exhibit
 -------          ------------------------------------------------------
   27             Financial Data Schedule (filed only with the SEC)