Form 10-K405
period 1999-12-31
CB RICHARD ELLIS SERVICES INC
filed 2000-03-29
CIK 852203

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
Common Stock $.01 par value                      New York Stock Exchange


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

405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

  The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 29, 2000 was $121,716,325.

  Number of shares of common stock outstanding at February 29, 2000 was 20,434,442.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement for its May 16, 2000 Annual Meeting of Stockholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Company Overview

  Organization. CB Richard Ellis Services, Inc. ("CBRE Services") or (the "Company") is a holding company that conducts its operations primarily through approximately 75 direct and indirect operating subsidiaries. In the United States ("US") the Company's principal operating subsidiaries are CB Richard Ellis, Inc., L.J. Melody & Company ("L.J. Melody") and CB Richard Ellis Investors, L.L.C. ("CBRE Investors"). Outside of the US the Company's principal operating subsidiaries are CB Hillier Parker Limited ("HP") and approximately 25 direct and indirect subsidiaries of CB Commercial Limited (formerly known as REI Limited ("REI")) which operate in the United Kingdom ("UK") and CB Richard Ellis Limited which operates in Canada. The Company has operating subsidiaries in approximately 25 additional countries and cooperation agreements with independent firms in a number of additional countries. Approximately 78 percent of the Company's revenues are from the US and 22 percent from the rest of the world.

  Nature of Operations. The Company provides a full range of real estate services to commercial real estate tenants, owners and investors through approximately 250 offices worldwide including but not limited to the US, Argentina, Australia, Belgium, Brazil, Canada, Chile, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey and the UK. In July 1999, the Company undertook a reorganization to streamline its US operations which resulted in a change in its segment reporting from four to three segments. The Company's services under this new segmentation include (i) brokerage services whereby the Company facilitates the sale and lease of properties, transaction management and advisory services, and investment property transactions, including acquisitions and sales on behalf of investors ("Transaction Management");
(ii) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, real estate market research and valuation and appraisal services ("Financial Services"); and
(iii) facilities management services to corporate real estate users, and property management and related services to owners ("Management Services"). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national government entities, and individuals. While the Company provides Transaction Management and Management Services in most of its 250 offices, Financial Services are primarily provided in the US and the UK (except appraisal which is offered by most offices).

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

Recent Industry Trends

  Over the last several years, the commercial real estate industry has experienced a variety of changes, a number of which are structural in nature. The most important of these changes are discussed below.

 .  Healthy Commercial Real Estate Markets.

  Coincident with the longer term structural shifts in the commercial real estate industry, commercial real estate markets in Australia, Europe and North America over the last several years have experienced increased activity in many product types and geographical market areas. This has been particularly true for the US in

Arizona, California, Illinois, New England, New York, Texas and Washington D.C./Baltimore where the Company has a significant market presence and for Europe in France, the Netherlands, Spain and the UK. Office and industrial building occupancy levels have generally been rising, rental rates have been increasing and, correspondingly, property values have been rising. Capital in these markets has been disciplined so that space supply and demand for space has remained in equilibrium. In 1998 and the first three quarters of 1999 Asia had declining revenues. This decline appears to have reversed in the fourth quarter of 1999 as various Asian countries began to deal with their significant economic problems. The Company believes that while those problems are likely to continue into the year 2000 that in certain countries in Asia potential for profit exists.

 . Changing Composition and Needs of Investors in and Owners of Larger Commercial Real Estate Assets.

  Investors in and owners of larger commercial real estate assets have become increasingly institutional (including pension funds, life insurance companies, banks, property companies and in the US, publicly-held real estate investment trusts ("REIT")). Simultaneously, their investment and management needs have become increasingly multi-market due to the fact the commercial real estate properties in their portfolios are typically located in numerous geographic locations. With respect to institutions other than REITs, this change in the ownership characteristics and management requirements of institutional real estate investors and owners has fueled the demand for the growth of multi-service, nationally or internationally-oriented real estate service providers. As most REITs are internally managed and to date generally have outsourced only their brokerage service needs, their demand for the Company's other real estate services has been less than that of other institutional investors although a select group of small and medium-sized REITs showed some interest in 1999 in outsourcing property management services. The Company continues to believe that the REITs are a potential growth area if Wall Street puts a premium on growth in funds from operations which then causes REITs to elect to outsource various property management functions which can be performed more efficiently by broad-based management organizations like the Company. To date the Company has seen no material revenue from REIT outsourcing of property management due to expense containment although the Company currently manages multiple assets for several REITs and frequently originates mortgages and is engaged as exclusive leasing and sales agent for them.

 .  Continuing Corporate Outsourcing Trend.

  Shareholder pressure for higher performance and return on equity within most publicly held corporations around the globe has heightened corporate management's awareness that corporate real estate assets are a major component of corporate net worth. Simultaneously, with competitive pressures encouraging greater focus on core businesses, companies have emphasized leaner staffing in non-core activities and, as a result, outsourced certain non-core activities to third parties. As a consequence, the demand for multi-discipline, multi-market global professional real estate service firms that provide integrated services capable of supplementing a corporate real estate department has increased significantly. The Company's unique, wholly owned global network provides access to Asian, European, North American and South American companies interested in outsourcing and provides a global network of very high quality services to companies throughout the world in the outsourcing process. As a result of its 1998 acquisitions, the Company has the ability to deliver commercial real estate and related services in every major world market. While corporate outsourcing is only a modest revenue source for the Company at this time the Company believes that the factors described above should accelerate the outsourcing trend.

Acquisitions/Dispositions

  The Company does not presently intend to pursue a substantive acquisition strategy in 2000 but it will consider opportunistic acquisitions in its mortgage banking, brokerage and property management businesses. During 1999 the Company acquired four companies, including a brokerage company in Sweden, a brokerage company in Chile, a real estate consulting company in the US and a mortgage brokerage company in the US. The aggregate purchase price for these companies was approximately $13.8 million.

  During 1999 the Company sold five of its smaller non-strategic offices (Bakersfield and Fresno, California; Albuquerque, New Mexico; Reno, Nevada; and Salt Lake City, Utah) for a total of approximately $7 million received in cash and notes. It also sold an insurance operation which was used to help property management and other clients with complex insurance problems for $3 million in receivables.

  Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with cash acquisition financing, management anticipates that past acquisitions have and future acquisitions may adversely affect net income, especially in the first several years following the acquisition. This problem is compounded when, as in the case of the 1997 acquisition of Koll Real Estate Services ("Koll"), the amortization of goodwill must be deducted for financial reporting purposes but is not deductible for actual tax purposes with the result that the provision for taxes for financial reporting purposes will for some period of time be 50-55% when the actual cash tax rate is 40-45%. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels of the combined operation (costs which the Company intends to take as a single charge at the time of the acquisition to the maximum extent permissible). Management does not intend to pursue acquisitions unless they are accretive to income before interest expense and provision for amortization of goodwill and intangibles and to operating cash flows (excluding the costs of integration).

The Company's Businesses

Transaction Management

  Brokerage Services Including Investment Properties

  The Company and its predecessors have provided commercial real estate brokerage services since 1906 through the representation of buyers, sellers, landlords and tenants in connection with the sale and lease of office space, industrial buildings, retail properties, multi-family residential properties and unimproved land. Transaction Management includes investment property sales. Investment property sales are distinguished by the nature of the buyer (an investor rather than a user), by the size of the transaction (generally over $10 million) and by the team nature of the effort. On larger and more complex investment property sales assignments, the Company's financial consulting professionals provide sophisticated financial and analytical resources to the client, the marketing team and the investor. These services provide the client with in-depth analyses of transaction specific data as well as real estate market data. Investment property sales in 1999 were essentially flat due to slower than expected recovery from the 1998 capital markets liquidity crisis, a continued slowdown in REIT acquisitions of property and greater investor selectivity. In 1999, the Company generated revenues from its Transaction Management services of approximately $881.7 million representing approximately 32,159 completed transactions. In 1999, brokerage facilitated over 8,071 sale transactions with an aggregate estimated total consideration of approximately $28 billion and approximately 23,972 lease transactions involving aggregate rents, under the terms of leases facilitated, of approximately $19 billion.

  Transaction Management comprise the largest source of revenue for the Company and provides a foundation for growing the Company's other disciplines which make up its multi-discipline integrated commercial real estate services. The Company believes that its position in the brokerage services industry provides a competitive advantage for all of its lines of business by enabling them to leverage off brokerage's (i) international network of relationships with owners and users of commercial real estate, (ii) real-time knowledge of completed transactions and real estate market trends, and (iii) brand recognition in the brokerage area.

  Operations. At December 31, 1999 the Company employed approximately 1,800 brokerage professionals in Transaction Management in offices located in most of the largest Metropolitan Statistical Areas ("MSAs") in the US and approximately 920 brokerage professionals in the rest of the world. The Company maintains a decentralized approach to Transaction Management other than investment properties, bringing significant local knowledge and expertise to each assignment. Each local office draws upon the broad range of support services provided by the Company's other business groups around the world, including an international network of market research, client relationships and transaction referrals which the Company believes provides it with significant economies of scale over local, national and international competitors. While day-to-day operations are decentralized, most accounting and financial functions are centralized.

  In order to increase market share in secondary markets in the US which are not served by its wholly owned offices, the Company implemented a plan to establish "partnerships" with leading local firms in these markets. Through December 31, 1999, the Company had established such partnership-type arrangements in Bakersfield and Fresno, California; Ft. Wayne and South Bend, Indiana; Des Moines, Iowa; Louisville, Kentucky; East Lansing and Grand Rapids, Michigan; Reno, Nevada; Albuquerque, New Mexico; Albany, Buffalo, Rochester and Syracuse, New York; Toledo, Ohio; Charleston and Columbia, South Carolina; Memphis, Tennessee; El Paso, Texas; Salt Lake City, Utah; and Madison and Milwaukee, Wisconsin. A similar but less structured program exists in Europe where the Company has "Co-operation Agreements" in Ireland, Israel, Norway and Russia. In 1997, the Company contributed its brokerage and property management business in the New England area to a partnership along with Whittier Partners, a prominent New England real estate services firm. The Company also contributed cash because the assets it contributed were less valuable than the assets contributed by Whittier Partners. The Company and Whittier Partners each own 50% of the partnership. In 1998, the Company entered into a similar 50/50 joint venture in the Pittsburgh area which resulted in the formation of CB Richard Ellis Pittsburgh, L.P. The Company contributed $5.8 million to establish the Pittsburgh joint venture. In December of 1999 the Company sold five of its offices--Bakersfield and Fresno, California, Reno, Nevada, Albuquerque, New Mexico and Salt Lake City, Utah for a total of $7 million to various employees of the Company. The rationale for these sales was that while each of these locations is viable none of them are strategic to the Company nor interdependent with its other offices. Each of the sold offices joined the Company's Partners Program. The Company believes that these secondary market offices will perform at higher levels when owned by employees. The Company will evaluate the possibility of additional non-strategic office sales after the results of these sales can be assessed.

  Compensation. Under a typical brokerage services agreement, the Company is entitled to receive sale or lease commissions. Sale commissions, which are calculated as a percentage of sales price, are generally earned by the Company at the close of escrow. Sale commissions in the US typically range from approximately 1% to 6% with the rate of commission declining as the price of the property increases. In the case of large investment properties (over $20 million) the commission is generally less than 1%. Outside of the US commissions of 1% to 4% are typical. Lease commissions in the US are typically calculated either as a percentage of the minimum rent payable during the term of the lease or based upon the square footage of the leased premises, are generally earned by the Company at the commencement of a lease and are not contingent upon the tenant fulfilling the terms of the lease. In cases where a third-party brokerage firm is not involved, lease commissions earned by the Company for a new lease typically range between 2% and 6% of minimum rent payable under the lease depending upon the value of the lease. Outside of the US, the leasing commission is typically one month's rent or 10% of the first year's rent. For renewal of an existing lease, such fees are generally 50% of a new lease commission. In sales and leases where a third-party broker is involved, the Company must typically share 50% of the commission it would have otherwise received with the third-party broker. In the US, Canada and much of Australia, the Company's brokerage sales professionals will receive 40% to 60% of the Company's share of commissions before costs and expenses. In most other parts of the world, the Company's brokerage professionals receive a salary and a bonus, profit-share or small commission, which in the aggregate approximate 50% of the Company's share of commissions earned.

  Corporate Services

  The Company provides corporate services to major corporations around the world. Corporate services include assisting corporations in developing and executing integrated multiple-market real estate strategies. The Company's objective is to establish long-term relationships with corporations that require continuity in the delivery of high-quality, multi-market management services and strategic consulting services including acquisition and disposition services. Global competition, the focus on quality, "right-sizing" of corporate organizations and changes in management philosophy have all contributed to an increased interest in and reliance on outside third-party real estate service providers. Specifically, through contractual relationships, the Company assists major, multi-market companies in developing and executing real estate strategies as well as addressing specific occupancy objectives.

  Operations. Corporate Services coordinates the utilization of all the Company's various disciplines to deliver an integrated service to its clients over broad geographies. Essentially, corporate services expands a client's real estate department and supports most of the functions involved in a corporate real estate department. Corporate Services includes research and consulting, structured finance, facilities project management, lease administration, occupancy planning and transaction management. These services can be delivered as a bundled or unbundled basis in a single market or in multiple markets around the globe. These services are generally provided on a negotiated-fee basis.

  Compensation. A typical corporate services agreement gives the Company the right to execute some or all of the client's future sales and leasing transactions and to receive other fees on a negotiated basis. The commission rate with respect to such transactions frequently reflects a discount for the captive nature and large volume of the business. The Company is developing worldwide pricing to maximize integrated service delivery.

  Term. A typical corporate services agreement includes a stated term of at least one year and normally contains provisions for extension of the agreement.

Financial Services

  Mortgage Banking

  The Company provides its mortgage origination and mortgage loan servicing almost entirely in the US through L.J. Melody, which was acquired in July 1996 and is based in Houston, Texas. The Company originated approximately $6 billion of mortgages in 1999 with more than 100 institutional lenders. As part of these origination activities, the Company has special conduit arrangements with Commercial Mortgage-Backed Securities ("CMBS") issuers who are affiliates of Bear Stearns, Citicorp, Deutsche Bank Securities, GE Capital, Heller Financial, J.P. Morgan, Lehman Brothers, Merrill Lynch & Co., NationsBank, and RFC Commercial which permit it to service the mortgage loans which it originates. Under these arrangements, the Company generally originates mortgages in its name, makes limited representations and warranties based upon representations made to it by the borrower or another party and immediately sells them into a conduit program without principal risk. The Company may originate mortgages into other conduit programs where it does not have servicing rights. The Company originates in its name (without principal risk) and services loans for Federal Home Loan Mortgage Corp. (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). The Company is also a major mortgage originator for insurance companies and pension funds having originated mortgages in the names of insurance companies valued at approximately $2.9 billion in 1999. The Company has correspondent arrangements with various life insurance companies and pension funds which entitle it to originate loans in their names and subsequently service the mortgage loans it originates. At December 31, 1999, the Company serviced mortgage loan portfolios of approximately $13 billion.

  Operations. The Company employs approximately 100 mortgage banking professionals and a support and asset management staff of 200 people located in 30 offices in the US. The Company has no material mortgage banking operations outside of the US. The Company's mortgage loan originations take place throughout the US, with support from L.J. Melody's headquarters in Houston, Texas. The Company's mortgage loan servicing primarily is handled by L.J. Melody in Atlanta, Georgia; Minneapolis, Minnesota; Houston, Texas; and Seattle, Washington.

  Compensation. The Company typically receives origination fees, ranging from 0.5% for large insurance company and pension fund mortgage loans to 1.0% for most conduit and agency mortgage loans. In addition, the Company can earn special incentive fees from various conduit programs. In 1999, the Company received approximately $0.9 million from such incentives. In situations where the Company services the mortgage loans which it originates, it also receives a servicing fee between .03% and .25%, calculated as a percentage of the outstanding mortgage loan balance. These correspondent agreements generally contain an evergreen provision with respect to servicing which provides that the agreement remains in effect for an indefinite period, but enables the lender to terminate the agreement upon 30 days prior written notice, which the Company believes to be a customary industry termination provision. A majority of the Company's 1999 mortgage loan origination revenue was from agreements which entitled it to both originate and service mortgage loans. The Company also originates mortgage loans on behalf of conduits and insurance companies for whom it does not perform servicing. The Company's client relationships have historically been long term. The Company pays its mortgage banking professionals a combination of salary, commissions and incentive-based bonuses which typically average approximately 50% of the Company's loan origination fees.

  Investment Management

  Through its wholly owned subsidiary, CBRE Investors (CB Hillier Parker Investors in the UK), the Company sponsors real estate investment funds and programs targeted primarily for institutional investors. At December 31, 1999, assets under management were $8.4 billion representing an increase of 23.0% over the prior year. During 1999, CBRE Investors raised over $2.0 billion of equity from existing and new clients. CBRE Investors placed $1.6 billion in new investments on behalf of clients and sold $761.0 million of property from existing portfolios representing increases of 162.0% and 2.0% respectively over 1998.

  CBRE Investors has historically offered its investment management services in two formats: combined funds and separate managed accounts tailored to specific clients' needs. Separate accounts are typically non-discretionary and as of 1999 represented about 85% of total assets under management. Traditionally, the vast majority of investments were in unleveraged, low risk return strategies targeted at US and UK pension funds.

  With goals of increasing margins and assets under management, CBRE Investors adopted a business plan in 1998, which contains four principal elements. First, consistent with market demand, investment strategies have been broadened to include more "value added" activities, which have higher total return expectations. The higher return strategies are generally accompanied by co-investment by the Company and a dedicated team of employees. The team and the Company also share in the profits or "promote" from the venture. Capitalizing on the CBRE Investors global platform, strategies have also been expanded geographically with new investment programs created in Europe, Japan, and Southeast Asia.

  Second, CBRE Investors has shifted its primary new business focus from separate accounts to funds and joint ventures. The latter structures give the firm more control of assets, are more efficient to operate and generally have higher fees.

  The third element is to diversify CBRE Investors' clientele beyond pension funds. Over 60% of the firms' new clients in 1999 were non-pension funds including foundations, insurance companies, government investment funds, and bank sponsored funds. Building on the Company's global platform, over 60% of these new clients were located outside of the US.

  The fourth element of the growth strategy is to capitalize on the growing trend among institutional investors to outsource their real estate investment management functions. During the last two years CBRE Investors has assumed the investment management duties for portfolios totaling in excess of $1.5 billion.

  Operations. Operationally, each investment strategy is executed by a dedicated team with the requisite skill sets. At present time there are six dedicated teams. In the US, they are Fiduciary Services (low risk/return strategies), Strategic Partners, L.P. ("value added" fund), and Corporate Partners, LLC (corporate real estate strategies). Internationally they are CB Hillier Parker Investors (UK) (low risk/return strategies), CBRE Investors Asia ("value added"), and CBRE Investors Europe which will not begin to function until mid-2000. Each team's compensation is driven largely by the investment performance of its particular strategy/team. This organizational structure is designed to align the interests of team members with those of its investor clients/partners, determine accountability, and make performance the priority.

  Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research within the CB Richard Ellis platform, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals that focuses on investment strategy and underwriting.

  CBRE Investors has approximately 150 employees located in the Los Angeles headquarters and in regional offices in Boston, Frankfurt, London, Singapore and Tokyo.

  Compensation. Investment management fees can have up to three components. In chronological order, they are (i) acquisition fees, (ii) annual portfolio management fees and (iii) incentive fees or profit sharing. Each fund or account will have two or three of these components. Fees are typically higher for sponsoring funds or joint ventures than managing separate accounts. Acquisition and annual portfolio management fees usually range between .5-1.0% of purchase price in the US and Asia. In the UK annual fees on separate accounts are typically .05-.1% of asset value. Incentive fees usually range between 10-20% of profit in excess of an agreed upon threshold return. With respect to CBRE Investors' new funds in the US and all international investments, the Company also derives fees for ancillary services such as purchase and sale brokerage, mortgage origination, property management and leasing brokerage.

  Valuation and Appraisal Services

  The Company's valuation and appraisal services business delivers sophisticated commercial real estate valuations through a variety of products including market value appraisals, portfolio valuation, discounted cash flow analyses, litigation support, feasibility land use studies and fairness opinions. At December 31, 1999, the Company's appraisal staff had more than 475 professionals with approximately 50% of the staff holding professional designations. The business is operated internationally through 87 offices and its clients are generally corporate and institutional portfolio owners and lenders. In 1999, the Company performed more than 31,000 valuation and appraisal assignments. Approximately 130 of the Company's appraisal professionals were located in the US. During 1999, the Company developed an internet-based system for coordinating and delivering appraisals. The Company believes that this type of system is not currently in use by any competitor. The system became operational in early 2000.

  Real Estate Market Research

  Real estate market research services are provided by nearly 200 researchers worldwide in addition to 24 professionals in Boston, Massachusetts employed by CB Richard Ellis/Torto Wheaton Research, by 14 professionals in San Francisco, California employed by CB Richard Ellis/National Real Estate Index and by 27 professionals in London, England employed by CB Hillier Parker. Real estate research services are provided to the Company's multiple lines of business as well as sold to third-party clients and include (i) data collection and interpretation, (ii) econometric forecasting, and (iii) portfolio risk analysis for institutional clients within North American commercial real estate markets and selected markets in Asia, Europe and South America. The Company's publications and products provide real estate data for more than 60 of the largest MSAs in the US and are sold on a subscription basis to many of the largest portfolio managers, insurance companies and pension funds. The National Real Estate Index also compiles proprietary market research for 50 major urban areas nationwide, reporting benchmark market price and rent data for office, light industrial, retail, and apartment properties, and tracking the property portfolios of 150 of the largest REITs.

Management Services

  Asset Services

  The Company provides value-added asset and related services for income-producing properties owned primarily by institutional investors and, at December 31, 1999, managed approximately 227 million square feet of commercial space in the US and 208 million square feet in the rest of the world.

  Asset services include maintenance, marketing and leasing services for investor-owned properties, including office, industrial, retail and multi-family residential properties. Additionally, the Company provides construction management services, which relate primarily to tenant improvements. The Company works closely with its clients to implement their specific goals and objectives, focusing on the enhancement of property values through maximization of cash flow. The Company markets its services primarily to long-term institutional owners of large commercial real estate assets. An asset services agreement puts the Company in a position to provide other services for the owner including refinancing, appraisal and lease and sales brokerage services.

  Operations. The Company employs approximately 1,195 individuals in its asset services business in the US and an estimated 1,227 individuals in its asset services business outside of the US. Most asset services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are trained and are encouraged to continue their education through both Company-sponsored and outside training. The Company provides each local office with centralized corporate resources including investments in computer software and hardware. Asset services personnel generally utilize state-of-the-art computer systems for accounting, marketing, and maintenance management.

  Compensation. Under a typical asset services agreement in the US, the Company will be entitled to receive management fees and lease commissions. Outside of the US, the management and leasing functions are generally separate, although the Company may do both. The management fee in most cases is based upon a formula which gives the Company either a certain amount per square foot managed or a specified percentage of the monthly gross rental income collected from tenants occupying the property under management. Where rent is used as the basis for the fee, the fee will fluctuate as building rents and occupancies increase and decrease. Some of these asset services agreements also include a stated minimum management fee. The Company is generally entitled to reimbursement for costs incurred that are directly attributable to management of the property. Reimbursable costs, which are not included in the Company's revenue, include the wages of on-site employees and, in most cases, the cost of field office rent, furniture, computers, supplies and utilities. The Company pays its asset services professionals a combination of salary and incentive-based bonuses. In the US, lease commissions, which are paid in addition to the management fee, are similar to those described for brokerage services. In the US, employees who provide leasing services for managed properties may be paid either commission or salary and incentive-based bonuses. In the rest of the world, individuals providing leasing services generally receive salary and incentive-based bonuses.

  Term. A typical asset services agreement contains an evergreen provision which provides that the agreement remains in effect for an indefinite period, but enables the property owner to terminate the agreement upon 30 days prior written notice, which the Company believes to be customary in the commercial real estate industry.

  Facilities Management

  The Company's facilities management unit specializes in the administration, management and maintenance of properties that are occupied by large corporations and institutions, such as corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities, as well as tenant representation, capital asset disposition, strategic real estate consulting and other ancillary services for corporate clients. At December 31, 1999, the Company had approximately 122 million square feet under facilities management. While most of the properties for which the Company provides facilities management are located within the US, the Company is providing such services in China, Italy, Norway, Sweden, and the UK for a total of approximately 2 million square feet and expects its facilities management business outside of the US to continue growing rapidly in 2000. However, outside the US, the facilities management business which involves significant up front infrastructure costs is not expected to be profitable before 2001.

  Operations. The Company's facilities management operations in the US are organized into three geographic regions in the Eastern, Western and Central areas, with each geographic region comprised of consulting, corporate services and team management professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. Facilities management teams are also in place in London and Singapore. In addition to providing a full range of corporate services in a contractual relationship, the facilities management group will respond to client requests generated by other Company business groups for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

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

  Information Technology

  The Company's goal in information technology is to provide worldwide capability to input, access and manipulate data for internal accounting and financial reporting, external or client accounting (primarily asset and facilities management and investment advisory services) and as a presentation and analytical business tool (including access to data and information by clients). The Company has adopted a PC/server enterprise platform based upon PeopleSoft and Vantif technology. The worldwide system is generally in place with respect to e-mail and was in place with respect to internal and external accounting by late 1999. As part of its information technology program the Company has adopted mandatory computer hardware and software standards. The Company's information technology group consists of approximately 161 employees, most of whom are located in the US. The Company has outsourced a significant part of its information technology requirements.

  The Internet

  The Company is pursuing a three-part strategy involving the internet that involves the development of investments in web-based applications in the following categories: (i) web applications that make the Company's internet processes more efficient; (ii) web applications that make the Company's client relationship more productive and efficient; and (iii) select equity and/or content investments in promising web-based commercial real estate entities.

  The Company believes the internet will be a net gain for the Company, eliminating some low value functions it currently earns fees for but at the same time greatly enhancing its service offering to its clients and assisting the Company in making its business more efficient. In addition, the cost of developing internet-based applications should create additional barriers to entry that will further differentiate the larger companies in the industry from smaller companies with less available capital for investment.

  Competition

  The market for the Transaction Management Business is both highly fragmented and competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices throughout the world. The Company believes that no more than two other major firms have the ability to compete internationally with the Company's brokerage, investment sales or corporate service businesses. Most of the Company's competitors in brokerage (and, to a significant extent, asset services) are local or regional firms that are substantially smaller than the Company on an overall basis, but in some cases may be larger locally.

  L.J. Melody competes (almost entirely in the US) with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal services are provided by other international, national, local and regional appraisal firms and some international, national and regional accounting firms. CBRE Investors and HP investments have numerous competitors including other fund managers, investment banks and banks.

  The Company's management services business, located principally in the US and the UK, compete for the right to manage properties controlled by third parties. The competitor may be the owner of the property (who is trying to decide the efficiency of outsourcing) or another management services company. Increasing competition in recent years has resulted in having to provide additional services at lower rates, thereby eroding margins.

  In all of its business disciplines, the Company competes on the basis of the skill and quality of its personnel, the variety of services offered, the breadth of geographic coverage and the quality of its infrastructure, including technology.

  Employees

  At December 31, 1999, the Company had approximately 9,853 employees located in more than 33 countries. All of the Company's US and most of its international sales professionals are parties to contracts with the Company which subject them to the Company's rules and policies during their employment and limit their post-employment activities in terms of soliciting clients or employees of the Company. The Company believes that relations with its employees are good.

Item 2. Properties

  The Company sold its headquarters building in downtown Los Angeles, California, in September 1999 and its small office building in Phoenix, Arizona in October 1999, both at a minimal loss. The Los Angeles building was previously written down by $9.0 million to its estimated fair market value and reclassified as property held for sale which is included in other assets at December 31, 1998 in the accompanying consolidated balance sheets.

  The Company leases office space on terms that vary depending on the size and location of the office. The leases expire at various dates through 2014. For those leases that are not renewable, the Company believes there is adequate alternative office space available at acceptable rental rates to meet its needs, although rental rates in some markets may adversely affect the Company's profits in those markets.

Item 3. Legal Proceedings

  In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000 the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court.

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000 the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  (1) The Company's common stock commenced trading on the New York Stock Exchange ("NYSE") on November 7, 1997 under the symbol "CBG." From November 26, 1996 through November 6, 1997, the Company's common stock traded on the Nasdaq Stock Market--National Market System ("NASDAQ--NMS") under the symbol "CBCG." Prior to that period, there was no established public trading market for the Company's common stock. The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock on the NYSE.

   Year Ended December 31, 1999                                High       Low
   ----------------------------                              --------- ---------
   First Quarter............................................ $19 13/16 $14 5/8
   Second Quarter...........................................  24 7/8    14 7/16
   Third Quarter............................................  24 7/16   12 1/2
   Fourth Quarter...........................................  14 13/16  10 11/16

   Year Ended December 31, 1998
   ----------------------------
   First Quarter............................................ $40       $27
   Second Quarter...........................................  40 3/8    32
   Third Quarter............................................  35 13/16  19 1/4
   Fourth Quarter...........................................  25        12 5/8

  (2) At February 29, 2000, the Company had 925 record holders of its common stock.

  (3) In April 1999, the Company sold 140,833 shares of common stock to key executives of the Company under the Company's 1999 Equity Incentive Plan. The sale was made by private placement in reliance on the exemption from registration provisions provided for in Section 4(2) of the Securities Act of 1933, as amended. A registration statement will be filed for the plan which allows the shares to be sold freely once vested and paid for.

  (4) Since its incorporation in March 1989 the Company has not declared any cash dividends on its common stock. The Company's existing credit agreement restricts its ability to pay dividends on common stock.

Item 6. Selected Financial Data

  The following selected financial data has been derived from the consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
            (Dollars in thousands except share and per share data)

                                            Year Ended December 31
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
STATEMENT OF OPERATIONS
 DATA:(1)
Revenue.................  $ 1,213,039  $ 1,034,503  $   730,224  $   583,068  $   468,460
Costs and Expenses:
  Commissions, fees and
   other incentives.....      536,277      458,463      364,403      292,266      239,018
  Operating,
   administrative and
   other................      559,393      448,794      275,749      228,799      187,968
  Merger-related and
   other nonrecurring
   charges..............           -        16,585       12,924           -            -
  Depreciation and
   amortization.........       40,470       32,185       18,060       13,574       11,631
                          -----------  -----------  -----------  -----------  -----------
Operating income........       76,899       78,476       59,088       48,429       29,843
Interest income.........        1,930        3,054        2,598        1,503        1,674
Interest expense........       39,368       31,047       15,780       24,123       23,267
                          -----------  -----------  -----------  -----------  -----------
Income before provision
 (benefit) for income
 tax....................       39,461       50,483       45,906       25,809        8,250
Provision (benefit) for
 income tax.............       16,179       25,926       20,558      (44,740)         841
                          -----------  -----------  -----------  -----------  -----------
Income before
 extraordinary items....       23,282       24,557       25,348       70,549        7,409
Extraordinary items,
 net....................           -            -           951           -            -
                          -----------  -----------  -----------  -----------  -----------
Net income..............  $    23,282  $    24,557  $    24,397  $    70,549  $     7,409
                          ===========  ===========  ===========  ===========  ===========
Earnings (loss)
 applicable to common
 stockholders(2)........  $    23,282  $    (7,716) $    20,397  $    69,549  $     7,409
Basic earnings (loss)
 per share(2)...........  $      1.11  $     (0.38) $      1.34  $      5.05  $      0.55
Weighted average shares
 outstanding for basic
 earnings (loss) per
 share(2)...............   20,998,097   20,136,117   15,237,914   13,783,882   13,499,862
Diluted earnings (loss)
 per share(2)...........  $      1.10  $     (0.38) $      1.28  $      4.99  $      0.55
Weighted average shares
 outstanding for diluted
 earnings (loss) per
 share(2)...............   21,072,436   20,136,117   15,996,929   14,126,636   13,540,541

OTHER DATA:
EBITDA(3)...............  $   117,369  $   127,246  $    90,072  $    62,003  $    41,474
Net cash provided by
 operating activities...  $    74,011  $    76,614  $    80,835  $    65,694  $    30,632
Net cash used in
 investing activities...  $   (26,767) $  (223,520) $   (18,018) $   (10,906) $   (24,888)
Net cash (used in)
 provided by financing
 activities.............  $   (37,721) $   119,438  $   (64,964) $   (28,505) $   (11,469)

                                                  December 31
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
Cash and cash
 equivalents............  $    27,844  $    19,551  $    47,181  $    49,328  $    23,045
Total assets............      933,273      856,892      500,100      278,944      190,954
Total long-term debt....      355,815      373,691      146,273      148,529      250,142
Total liabilities.......      719,664      660,175      334,657      280,364      345,642
Minority interest.......        3,872        5,875        7,672           95           -
Total stockholders'
 equity (deficit).......      209,737      190,842      157,771       (1,515)    (154,688)

-------
(1) The results include the activities of Koll from August 28, 1997 to December 31, 1999, REI from April 17, 1998 to December 31, 1999 and HP from July 7, 1998 to December 31, 1999.

(2) See Per Share Information in Note 12 of Notes to Consolidated Financial Statements.

(3) EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  The Company provides real estate services through approximately 250 offices worldwide including but not limited to the US, Argentina, Australia, Belgium, Brazil, Canada, Chile, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey and the UK. Over the course of the last five years, the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional US real estate broker to being a diversified global real estate services firm. The Company's Transaction Management is one of the largest such businesses in the US.

  As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with cash acquisition financing, management anticipates that past acquisitions have and future acquisitions may adversely affect net income, especially in the first several years following the acquisition. This problem is compounded when, as in the case of the 1997 acquisition of Koll Real Estate Services ("Koll"), the amortization of goodwill must be deducted for financial reporting purposes but is not deductible for actual tax purposes with the result that the provision for taxes for financial reporting purposes will for some period of time be 50-55% when the actual cash tax rate is 40-45%. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels of the combined operation (costs which the Company intends to take as a single charge at the time of the acquisition to the maximum extent permissible). Management does not intend to pursue acquisitions unless they are accretive to income before interest expense and provision for amortization of goodwill and intangibles and to operating cash flows (excluding the costs of integration).

  Revenue from Transaction Management, which constitutes a substantial majority of the Company's revenue, is subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Approximately 53% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 20% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

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

Results of Operations

  The following table sets forth items derived from the Company's consolidated statements of operations for the years ended December 31, 1999, 1998, and 1997, presented in dollars and as a percentage of revenue.

                                         Year Ended December 31
                             -------------------------------------------------
                                   1999             1998             1997
                             ----------------  ---------------  --------------
                                         (Dollars in thousands)
Revenue:
  Leases.................... $  448,091  36.9% $ 371,300  35.9% $274,816  37.6%
  Sales.....................    394,718  32.5    357,718  34.6   281,332  38.5
  Property and facilities
   management fees..........    110,111   9.1     86,379   8.4    39,208   5.4
  Consulting and referral
   fees.....................     83,503   6.9     72,586   7.0    45,776   6.3
  Appraisal fees............     61,116   5.0     48,082   4.6    22,460   3.1
  Loan origination and
   servicing fees...........     40,564   3.4     39,402   3.8    27,120   3.7
  Realty advisor fees.......     28,929   2.4     33,145   3.2    27,566   3.8
  Other.....................     46,007   3.8     25,891   2.5    11,946   1.6
                             ---------- -----  --------- -----  -------- -----
    Total revenue...........  1,213,039 100.0  1,034,503 100.0   730,224 100.0
Costs and expenses:
  Commissions, fees and
   other incentives.........    536,277  44.2    458,463  44.3   364,403  49.9
  Operating, administrative
   and other................    559,393  46.1    448,794  43.4   275,749  37.8
  Merger-related and other
   nonrecurring charges.....         -     -      16,585   1.6    12,924   1.8
  Depreciation and
   amortization.............     40,470   3.3     32,185   3.1    18,060   2.4
                             ---------- -----  --------- -----  -------- -----
Operating income............     76,899   6.4     78,476   7.6    59,088   8.1
Interest income.............      1,930   0.2      3,054   0.3     2,598   0.3
Interest expense............     39,368   3.3     31,047   3.0    15,780   2.2
                             ---------- -----  --------- -----  -------- -----
Income before provision for
 income tax.................     39,461   3.3     50,483   4.9    45,906   6.2
Provision for income tax....     16,179   1.3     25,926   2.5    20,558   2.8
                             ---------- -----  --------- -----  -------- -----
Income before extraordinary
 items......................     23,282   2.0     24,557   2.4    25,348   3.4
Extraordinary items, net....         -     -          -     -        951   0.1
                             ---------- -----  --------- -----  -------- -----
Net income.................. $   23,282   2.0% $  24,557   2.4% $ 24,397   3.3%
                             ========== =====  ========= =====  ======== =====
EBITDA...................... $  117,369   9.7% $ 127,246  12.3% $ 90,072  12.3%
                             ========== =====  ========= =====  ======== =====

  The Company's results have benefitted from its ability to take advantage of a growing US commercial real estate market and the generally rising occupancy and rental levels and property values, as well as from significant expansion into international markets. Since brokerage fees are typically based upon a percentage of transaction value, and property management fees are typically based upon a percentage of total rent collections, recent occupancy and rental rate increases at the property level have generated an increase in brokerage and property management fees to the Company.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  The Company reported a consolidated net income of $23.3 million, or $1.10 diluted earnings per share for the year ended December 31, 1999, on revenues of $1.213 billion compared to a consolidated net income of $24.6 million on revenues of $1.035 billion for the year ended December 31, 1998. However, including the $32.3 million deemed dividend resulting from the accounting treatment of the preferred stock repurchase, the 1998 net loss applicable to common stockholders was $7.7 million, or $0.38 diluted loss per share. To improve operating results the Company implemented in 1999 a reduction in force program which is expected to result in over $20 million in cost savings for the year 2000. The 1999 result includes proceeds from an insurance policy of $1.6 million, nonrecurring gains of $8.7 million from the sale of five non-strategic offices and a small insurance operation, and one-time charges of approximately $10.2 million, the majority of which were severance costs related to the Company's reduction in workforce.

  Revenues on a consolidated basis were $1.213 billion, an increase of $178.5 million or 17.3% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The overall increase related to the continued improvement in the commercial real estate markets across the US as reflected in increases in lease transactions and the full contribution from REI and HP and various other 1998 acquisitions. Additionally, the Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses.

  Commissions, fees and other incentives on a consolidated basis were $536.3 million, an increase of $77.8 million or 17.0% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in these costs is attributable to an increase in revenue and includes the impact of a new commission-based program which enables sales professionals to earn additional commission over a certain revenue threshold and full year contribution from REI and HP and various 1998 acquisitions.

  Operating, administrative and other on a consolidated basis was $559.4 million, an increase of $110.6 million or 24.6% for the year ended December 31, 1999, compared to the year ended December 31, 1998. As a percentage of revenue, operating, administrative and other were 46.1% for the year ended December 31, 1999 compared to 43.4% for the year ended December 31, 1998. The increase in amount and percentage is due to the acquisitions of REI and HP and higher operating expenses.

  Consolidated interest income was $1.9 million, a decrease of $1.1 million or 36.8% for the year ended December 31, 1999, as compared to the year ended December 31, 1998 due to a decrease in average cash balances during 1999.

  Consolidated interest expense was $39.4 million, an increase of $8.3 million or 26.8% for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase resulted from the renewal of certain senior term loans at a higher borrowing rate and higher borrowing levels during 1999.

  Provision for income tax on a consolidated basis was $16.2 million for the year ended December 31, 1999, as compared to the provision for income tax of $25.9 million for the year ended December 31, 1998. The decrease is primarily due to the decrease in income before provision for income tax and the release of $6.3 million net operating loss ("NOL") valuation allowances as it became evident that it is more likely than not the Company would generate sufficient taxable income to utilize a portion of the Company's NOL from prior years, resulting in a decrease in the effective tax rate. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future US taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

  EBITDA was $117.4 million for the year ended December 31, 1999, as compared to $127.2 million for the year ended December 31, 1998. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation, amortization of intangible assets relating to acquisitions and merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  The Company reported a consolidated net loss applicable to common stockholders of $7.7 million, or $0.38 diluted loss per share for the year ended December 31, 1998, on revenues of $1.035 billion, compared to a consolidated net earnings applicable to common stockholders of $20.4 million on revenues of $730.2 million for the year ended December 31, 1997. Excluding the deemed dividend of $32.3 million and merger-related and other nonrecurring charges of $16.6 million, and related tax effect, diluted earnings would have been $1.68 per share.

  Revenues on a consolidated basis were $1.035 billion, an increase of $304.3 million or 41.7% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The overall increase reflected a continued improvement in the commercial real estate markets across the US, a full contribution from Koll and a partial contribution from REI and HP and various other 1998 acquisitions. This improvement reflected both the Company's position and increasing consumer confidence in the US and European economies and, in particular, real estate assets and improving real estate market liquidity. Additionally, the Company continued to benefit from its global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses. However, revenues for the fourth quarter and 1998 as a whole were adversely affected by the liquidity problems in the global capital markets in general and the CMBS market in particular, which began in September of 1998.

  Commissions, fees and other incentives on a consolidated basis were $458.5 million, an increase of $94.1 million or 25.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in these costs is attributable to the increase in revenue since most of the Company's sales professionals are compensated based on revenue. As a percentage of revenue, commissions fees and other incentives were 44.3% for the year ended December 31, 1998, compared to 49.9% for the year ended December 31, 1997. The decrease as a percentage of revenue is primarily due to the acquisition of Koll, which has a higher percentage of base management fee revenue which has no related commission expense.

  Operating, administrative and other on a consolidated basis was $448.8 million, an increase of $173.0 million or 62.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997. As a percentage of revenue, operating, administrative and other were 43.4% for the year ended December 31, 1998 compared to 37.8% for the year ended December 31, 1997. The increase in amount and percentage is primarily due to the building of an infrastructure in anticipation of improved market environment which was not fully realized in 1998 and the acquisition of Koll, REI and HP which have relatively higher fixed operating expenses. Due to the integration of Koll and the partial integration of REI and HP, operating, administrative and other as a percentage of revenue has increased, while commissions, fees and other incentives as a percentage of revenue has decreased.

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

  Provision for income tax on a consolidated basis was $25.9 million for the year ended December 31, 1998, as compared to the provision for income tax of $20.6 million for the year ended December 31, 1997. The increase is attributable to increased earnings which include international earnings from various foreign jurisdictions. In early 1998 the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of NOL it can use to offset future US taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis. The increase in the effective tax rate is primarily the result of additional nonamortizable goodwill from recent acquisitions and losses in certain foreign jurisdictions for which no tax benefit is received.

  EBITDA, excluding merger-related and other nonrecurring costs was $127.2 million for the year ended December 31, 1998, as compared to $90.1 million for the year ended December 31, 1997. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes that represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Segment Operations

  The Company provides integrated real estate services through three global business segments. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services, investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CBRE Investors, capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods have been restated to conform to the new segmentation. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1999, 1998 and 1997.

                                         Year Ended December 31
                              ------------------------------------------------
                                   1999              1998            1997
                              ---------------   --------------  --------------
                                         (Dollars in thousands)
Transaction Management
Revenue:
 Leases.....................  $426,108   48.3 % $352,811  46.2% $259,426  44.6%
 Sales......................   383,726   43.5    330,206  43.3   276,097  47.5
 Other consulting and
  referral fees(1)..........    71,847    8.2     79,934  10.5    45,600   7.9
                              --------  -----   -------- -----  -------- -----
   Total revenue............   881,681  100.0 %  762,951 100.0%  581,123 100.0%
Costs and expenses:
 Commissions, fees and
  other incentives..........   469,415   53.2    405,393  53.1   325,673  56.1
 Operating, administrative
  and other.................   313,061   35.5    262,604  34.4   179,790  30.9
 Depreciation and
  amortization..............    18,236    2.1     13,722   1.8     8,640   1.5
                              --------  -----   -------- -----  -------- -----
Operating income(2).........  $ 80,969    9.2 % $ 81,232  10.7% $ 67,020  11.5%
                              ========  =====   ======== =====  ======== =====
EBITDA......................  $ 99,205   11.3 % $ 94,954  12.5% $ 75,660  13.0%
                              --------  -----   -------- -----  -------- -----
Financial Services
Revenue:
 Appraisal fees.............  $ 59,074   33.3 % $ 48,090  33.1% $ 22,460  25.0%
 Loan origination and
  servicing fees............    40,562   22.9     39,402  27.1    27,107  30.2
 Realty advisor fees........    27,323   15.4     32,591  22.4    27,566  30.7
 Other(1)...................    50,520   28.4     25,167  17.4    12,647  14.1
                              --------  -----   -------- -----  -------- -----
   Total revenue............   177,479  100.0 %  145,250 100.0%   89,780 100.0%
Costs and expenses:
 Commissions, fees and
  other incentives..........    55,419   31.2     41,491  28.6    24,186  26.9
 Operating, administrative
  and other.................   111,634   62.9     85,885  59.1    55,860  62.2
 Depreciation and
  amortization..............    12,707    7.2     11,025   7.6     6,764   7.5
                              --------  -----   -------- -----  -------- -----
Operating income (loss)(2)..  $ (2,281)  (1.3)% $  6,849   4.7% $  2,970   3.4%
                              ========  =====   ======== =====  ======== =====
EBITDA......................  $ 10,426    5.9 % $ 17,874  12.3% $  9,734  10.9%
                              ========  =====   ======== =====  ======== =====
Management Services
Revenue:
 Property management fees...  $ 81,836   53.2 % $ 67,300  53.3% $ 30,609  51.6%
 Facilities management
  fees......................    23,755   15.4     17,219  13.6     3,796   6.4
 Leases.....................    21,284   13.8     17,281  13.7    15,310  25.8
 Sales......................     5,271    3.4      5,252   4.2     3,751   6.3
 Other(1)...................    21,733   14.2     19,250  15.2     5,855   9.9
                              --------  -----   -------- -----  -------- -----
   Total revenue............   153,879  100.0 %  126,302 100.0%   59,321 100.0%
Costs and expenses:
 Commissions, fees and
  other incentives..........    11,443    7.4     11,579   9.2    14,544  24.5
 Operating, administrative
  and other.................   134,698   87.6    100,305  79.4    40,099  67.6
 Depreciation and
  amortization..............     9,527    6.2      7,438   5.9     2,656   4.5
                              --------  -----   -------- -----  -------- -----
Operating income (loss)(2)..  $ (1,789)  (1.2)% $  6,980   5.5% $  2,022   3.4%
                              ========  =====   ======== =====  ======== =====
EBITDA......................  $  7,738    5.0 % $ 14,418  11.4% $  4,678   7.9%
                              ========  =====   ======== =====  ======== =====
Merger-related and other
 nonrecurring charges.......  $     -           $ 16,585        $ 12,924
                              ========          ========        ========
Total operating income......  $ 76,899          $ 78,476        $ 59,088
                              ========          ========        ========
Total EBITDA excluding
 merger-related and other
 nonrecurring charges.......  $117,369          $127,246        $ 90,072
                              ========          ========        ========

-------
(1) Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances and/or nonrecurring nature within each segment. Certain revenue types disclosed on the consolidated statements of operations may not be derived directly from amounts shown in this table.
(2) Segment operating income excludes merger-related and other nonrecurring charges.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Transaction Management

  Revenue increased by $118.7 million or 15.6% for the year ended December 31, 1999, compared to the year ended December 31, 1998, due to the continued improvement of the real estate market, mainly in brokerage leasing services and the full contribution of REI and HP and various other 1998 acquisitions. Commissions, fees and other incentives increased by $64.0 million or 15.8% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to an increase in revenue and includes the impact of a new commission-based program which enables sales professionals to earn additional commission over a certain revenue threshold and full year contribution from REI and HP and various 1998 acquisitions. Operating, administrative, and other increased by $50.5 million or 19.2% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in the amount is primarily due to the increase in operating expenses and the inclusion of REI and HP and various other 1998 acquisitions. Depreciation and amortization increased by $4.5 million or 32.9% for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily as a result of additional investments in hardware and software to support the increase in new business.

Financial Services

  Revenue increased by $32.2 million or 22.2% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in revenue is primarily due to the appraisal and valuation services and other revenue which includes the full contribution from REI and HP and various other 1998 acquisitions. Commissions, fees and other incentives increased by $13.9 million or 33.6% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase is primarily a result of the revenue increase. Operating, administrative, and other increased by $25.7 million or 30.0% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily as a result of increased operating expenses and the integration of REI and HP and various other 1998 acquisitions. Depreciation and amortization increased by $1.7 million or 15.3% for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily related to the additional investment in hardware and software to support the increase in new business and the acquisitions of REI and HP and various other 1998 acquisitions.

Management Services

  Revenue increased by $27.6 million or 21.8% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to growth in the facilities management businesses and the full contribution from REI and HP and various other 1998 acquisitions. Commissions, fees and other incentives decreased by $0.1 million or 1.2% for the year ended December 31, 1999, compared to the year ended December 31, 1998. Operating, administrative, and other increased $34.4 million or 34.3% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily related to the acquisitions of REI and HP, higher operating expenses, and the investment in infrastructure to expand business. Depreciation and amortization increased by $2.1 million or 28.1% for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily related to the acquisitions of REI and HP and various other 1998 acquisitions.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Transaction Management

  Revenue increased by $181.8 million or 31.3% for the year ended December 31, 1998, compared to the year ended December 31, 1997, due to the continued improvement of the real estate market primarily in brokerage sales and lease transactions, the full contribution of Koll and the partial contribution of REI and HP. Commissions, fees and other incentives increased by $79.7 million or 24.5% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to increased revenues, which resulted in higher commission eligibility levels, and, thus, higher commissions. As a percentage of revenue, commissions, fees and other incentives were 53.1% for the year ended December 31, 1998 compared to 56.1% for the year ended December 31, 1997. The decrease in commissions, fees and other incentives as a percentage of revenue is primarily due to the integration of REI and HP which generally do not operate under a variable commission-based program. Operating, administrative, and other increased by $82.8 million or 46.1% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in the amount and percentage is primarily a result of additional personnel requirements, the acquisition of Koll, which has higher fixed operating expenses and the investment in infrastructure to expand business from the integration of REI and HP. Depreciation and amortization increased by $5.1 million or 58.8% for the year ended
December 31, 1998, as compared to the year ended December 31, 1997, primarily as a result of additional investments in hardware and software to support the increase in new business and the acquisitions of Koll, REI and HP.

Financial Services

  Revenue increased by $55.5 million or 61.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in revenue is primarily due to the full contribution of Koll, partial contribution of REI and HP and growth at the mortgage banking and valuations units. Commissions, fees and other incentives increased by $17.3 million or 71.5% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase is primarily a result of the revenue increase and the resulting higher commission eligibility level in mortgage banking and valuation and appraisal services. Operating, administrative, and other increased by $30.0 million or 53.8% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily as a result of business promotion expenses and additional personnel requirements, and the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $4.3 million or 63.0% for the year ended December 31, 1998, as compared to the year ended December 31, 1997, primarily related to the additional investment in information systems hardware and software to support the increase in new business and the acquisitions of Koll, REI and HP.

Management Services

  Revenue increased by $67.0 million or 112.9% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily due to management's ability to achieve greater efficiency in operations and leverage the revenue base of Koll and other acquired companies. Commissions, fees and other incentives decreased by $3.0 million or 20.4% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily because the base contract management fee revenues, which increased as a result of the acquisition of Koll, do not have corresponding commission expenses. Operating, administrative, and other increased $60.2 million or 150.1% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The increase in amount and percentage is primarily due to the full integration of Koll and the partial integration of REI and HP. Depreciation and amortization increased by $4.8 million or 180.0% for the year ended December 31, 1998, compared to the year ended December 31, 1997, primarily related to the acquisitions of Koll and REI.

Liquidity and Capital Resources

  The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The Company had net repayments of $7.0 million to the revolving credit facility, for the year ended December 31, 1999, due to the positive cash flows from operating activities. The Company's EBITDA was $117.4 million and $127.2 million for the years ended December 31, 1999 and 1998, respectively.

  Net cash provided by operating activities was $74.0 million for the year ended December 31, 1999, compared to $76.6 million for the year ended December 31, 1998. The change is primarily due to changes in components of operating assets and liabilities.

  Net cash used in investing activities was $26.8 million for the year ended December 31, 1999, compared to $223.5 million for the year ended December 31, 1998. The change is primarily due to a lower level of acquisition of businesses, the sale of various non-strategic offices and the inventoried property, and the absence in 1999 of the supplemental purchase price payments included in 1998 in connection with a 1995 acquisition.

  Net cash used in financing activities was $37.7 million for the year ended December 31, 1999, compared to $119.4 million provided by financing activities for the year ended December 31, 1998. The decrease primarily results from increases in repayments of the inventoried property loan, the revolving credit facility and other loans.

  At December 31, 1999, the Company had $361.1 million outstanding in total indebtedness, consisting primarily of acquisition debt. Annual aggregate maturities of total debt at December 31, 1999 are as follows: 2000--$5.3 million; 2001--$2.4 million; 2002--$3.3 million; 2003--$160.0 million; 2004--
$0.1 million; and $190.0 million thereafter.

  In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. Subsequently, in October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $160.0 million at December 31, 1999 which is included in the accompanying consolidated balance sheets. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at December 31, 1999 was 8.45%.

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

  The Company expects to have capital expenditures ranging from $15 million to $25 million in 2000. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

  In connection with an on-going stock repurchase program, the Company purchased 396,200 shares of common stock for approximately $5.0 million in 1999 and 488,900 shares of common stock for approximately $8.9 million in 1998.

Year 2000 Issues

  Prior to the Year 2000 rollover event, the Company evaluated all computing systems, application programs, information processing hardware and software, and telecommunications systems to determine their ability to function in the Year 2000. Based on this evaluation, the Company developed and implemented detailed plans for upgrades, conversions and/or replacements. The Company completed the conversions and testing in the fourth quarter of 1999.

  Throughout the weekend of December 31, 1999 through January 3, 2000, the Company conducted thorough testing of its core business applications and computing systems used for processing all lines of business to ensure a Y2K readiness. As of January 2000, all testing was completed and the Company returned to normal daily operations. To date, the Company has not experienced any Year 2000 related issues.

  The Company estimates that it has spent in total approximately $13.5 million to address the Y2K issues which includes replacing and upgrading the affected hardware and software. The Company does not track the cost and time that its own internal employees spent on the Y2K project.

Euro Conversion Disclosure

  A majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999. The existing legacy currencies of the participating countries will continue to be acceptable until January 1, 2002. The Company does not expect the introduction of the Euro to have a significant impact on its market or the manner in which it conducts business, and believes the related impact on the Company's financials is not material. Approximately 5% of the Company's 1999 business was transacted in the participating member countries. The Company is currently using both the Euro and legacy currencies to conduct business in these member countries.

  The Company is in the process of replacing or upgrading the various items of hardware and software to allow for dual-currency reporting during the transition period, and issues related but not limited to converting amounts and rounding. The Company anticipates these system upgrades will be fully functional prior to the end of the transition period.

Recent Acquisitions

  During 1999, the Company acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company which was acquired in September 1999 through L.J. Melody for approximately $7 million and Profi Nordic which was acquired in February 1999 through CBRE Profi Acquisition Corp. (formerly Koll Tender III) for approximately $5.5 million.

  On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc., a regional mortgage banking firm for approximately $5.6 million in cash and approximately $2.4 million in notes bearing interest at 9.0% with three annual payments which began in October 1999. Approximately $0.2 million of the $2.4 million notes was accounted for as deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On October 1, 1998 the Company purchased the remaining ownership interests that it did not already own in the Richard Ellis Australia and New Zealand businesses. The costs for the remaining interest was $20.0 million in cash. Virtually all of the revenue of these locations is derived from brokerage and appraisal services. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

  On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

  On July 7, 1998 the Company acquired the business of Hillier, Parker, May and Rowden, now known as CB Hillier Parker Limited, a commercial property services partnership operating in the UK. The acquisition was accounted for as a purchase. The purchase price for HP included approximately $63.6 million in cash and $7.1 million in shares of the Company's common stock. In addition, the Company assumed a contingent payout plan for key HP employees with a potential payout over three years of approximately $13.9 million and assumed various annuity obligations of approximately $15.0 million. The purchase price has largely been allocated to goodwill which is amortized on a straight line basis over its estimated useful life of 30 years.

  On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's 50% interest in the combined enterprise is $5.7 million.

  On May 31, 1998 the Company acquired Mathews Click and Associates, a property sales, leasing, and management firm, for approximately $10.0 million in cash and potential supplemental payments of $1.9 million which are contingent upon operating results, payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The total purchase price including potential supplemental payments was allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  Effective May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc., a regional mortgage banking firm, for approximately $6.3 million in cash and approximately $2.7 million in notes bearing interest at 9.0% with three annual payments which began in May 1999. The acquisition was accounted for as a purchase. Approximately $0.3 million of the $2.7 million notes are being accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company. The approximate $2.4 million of the $2.7 million is being accounted for as supplemental payments to the sellers over a period of three years. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On April 17, 1998 the Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the UK). The acquisition was accounted for as a purchase. The purchase price has largely been allocated to goodwill, which is amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $104.8 million of which approximately $53.3 million was paid in cash and notes and approximately $51.5 million was paid in shares of the Company's common stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into the Company's.

  On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina, a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately $0.4 million bearing interest at 9.0% with principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill, which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million and approximately $0.9 million in notes. Approximately $0.3 million of the $0.9 million notes have been accounted for as supplemental payments to the sellers and approximately $0.6 million as deferred compensation to certain key executives and producers payable in three annual installments which began in February 1999. The acquisition was accounted for as a purchase. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill, which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation is being accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon certain key executives' and producers' continued employment with the Company.

  On August 28, 1997 the Company purchased Koll Real Estate Services through a merger. The acquisition was accounted for as a purchase and resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997. The initial purchase price, in excess of the net identifiable assets acquired, totaled $95.3 million, including $20.0 million relating to incentive fees on investments fund partnerships which is earned as assets within the funds are sold, is included, net of amortization, in goodwill and other intangible assets, respectively, in the accompanying consolidated balance sheets. Goodwill is being amortized on a straight line basis over an estimated useful life of 30 years. In the third quarter of 1997 the Company recorded the effects of a charge for merger-related costs of $11.2 million, which is included in total merger-related costs of $12.9 million.

Litigation

  In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000 the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court.

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000 the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

Net Operating Losses

  The Company had federal income tax NOLs of approximately $57.4 million at December 31, 1999, corresponding to $20.1 million of the Company's $60.3 million in net deferred tax assets before valuation allowances, which expire in the years 2004 to 2008.

  The ability of the Company to utilize NOLs was limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26.0 million of its NOL in 1999 and in each subsequent year. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitation lapses.

Segment Reporting

  In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods have been restated to conform to the new segmentation.

New Accounting Pronouncements

  In 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement did not have a material impact on the Company's financial statements.

  In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. SFAS No. 133 is not anticipated to have any impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at December 31, 1999.

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS No. 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

  Following the REI and HP acquisitions, approximately 22% of the Company's business is transacted in currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Such contracts are usually short term in nature ranging from ten days to two months. Gains and losses on contracts are deferred until the transaction being hedged is finalized. In 1999, the Company did not enter into any derivative contracts. The Company does not engage in any speculative activities.

  The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 80 basis points (approximately 10.0% of the Company's weighted-average variable rate at year-end), the net impact would be a decrease of $1.3 million on annual pre-tax income and cash flow. The Company's fixed and variable long-term debt at December 31, 1999 consisted of the following (dollars in thousands):

                                       LIBOR     Sterling  Bank Base
                             Fixed      Plus      LIBOR      Rate
   Year of Maturity           Rate      2.5%    Minus 1.5% Plus 2.0%  Total
   ----------------         --------  --------  ---------- --------- --------
   2000.................... $  4,393                        $  875   $  5,268
   2001....................    2,210                           150      2,360
   2002....................      325              $2,965                3,290
   2003....................       11  $160,000                        160,011
   2004....................      109                                      109
   Thereafter(1)...........  190,045                                  190,045
                            --------  --------    ------    ------   --------
     Total................. $197,093  $160,000    $2,965    $1,025   $361,083
                            ========  ========    ======    ======   ========
   Weighted Average
    Interest Rate..........      9.0%      8.5%      4.8%     10.5%       8.7%
                            ========  ========    ======    ======   ========

--------
(1) Includes Senior Subordinated Note.

  Based on dealer's quotes, the estimated fair value of the Company's $175.0 million Senior Subordinated Note is $155.3 million. Estimated fair values for other liabilities are not presented because the Company believes that they are not materially different from book value, primarily because the majority of the Company's remaining debt is based on variable rates that approximate terms that the Company could obtain at December 31, 1999.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
                                                                          ----
Report of Independent Public Accountants.................................  29
Consolidated Balance Sheets at December 31, 1999 and 1998................  30
Consolidated Statements of Operations for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  31
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1999, 1998 and 1997.....................................................  32
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1999, 1998 and 1997........................................  33
Consolidated Statements of Comprehensive Income for the Years Ended
 December 31, 1999, 1998 and 1997........................................  33
Notes to Consolidated Financial Statements...............................  34
Quarterly Results of Operations and Other Financial Data (Unaudited).....  55
FINANCIAL STATEMENT SCHEDULE:
Schedule II--Valuation and Qualifying Accounts...........................  56

  All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CB Richard Ellis Services, Inc.:

  We have audited the accompanying consolidated balance sheets of CB Richard Ellis Services, Inc. (a Delaware corporation) as of December 31, 1999, and 1998, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis Services, Inc. as of December 31, 1999, and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                          Arthur Andersen LLP

Los Angeles, California
February 7, 2000

                        CB RICHARD ELLIS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                               December 31
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                         ASSETS
                         ------

Current Assets:
 Cash and cash equivalents...............................  $  27,844  $  19,551
 Receivables, less allowance of $15,560 and $13,348 for
  doubtful accounts at December 31, 1999 and 1998........    164,970    131,512
 Deferred taxes, net.....................................     11,758      3,529
 Prepaid expenses........................................      8,370     13,459
 Other current assets....................................     25,057      8,353
                                                           ---------  ---------
   Total current assets..................................    237,999    176,404
Property and equipment, net..............................     70,149     58,366
Goodwill, net of accumulated amortization of $41,008 and
 $25,060 at December 31, 1999 and 1998...................    445,010    445,124
Other intangible assets, net of accumulated amortization
 of $279,156 and $268,497 at December 31, 1999 and 1998..     57,524     63,913
Prepaid pension costs....................................     26,323     28,241
Deferred taxes, net......................................     28,190     23,100
Investment in and advances to unconsolidated
 subsidiaries............................................     36,545     31,633
Other assets.............................................     31,533     30,111
                                                           ---------  ---------
   Total assets..........................................  $ 933,273  $ 856,892
                                                           =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
 Compensation and employee benefits......................  $ 113,518  $  66,245
 Accounts payable and accrued expenses...................    103,287    105,027
 Reserve for bonus and profit sharing....................     52,233     39,270
 Current maturities of long-term debt....................      5,268     12,343
 Current portion of capital lease obligations............      1,497      2,862
                                                           ---------  ---------
   Total current liabilities.............................    275,803    225,747
Long-term debt:
 Revolving credit facility...............................    176,502    183,502
 Senior subordinated notes, less unamortized discount of
  $1,892 and $2,099 at December 31, 1999 and 1998........    173,108    172,901
 Other long-term debt....................................      6,205     17,288
                                                           ---------  ---------
   Total long-term debt..................................    355,815    373,691
Other long-term liabilities..............................     88,046     60,737
                                                           ---------  ---------
   Total liabilities.....................................    719,664    660,175
Minority interest........................................      3,872      5,875

Commitments and contingencies

Stockholders' Equity:
 Preferred stock, $0.01 par value; 8,000,000 shares
  authorized; no shares issued or outstanding............
 Common stock, $0.01 par value; 100,000,000 shares
  authorized; 20,435,692 and 20,636,134 shares issued
  and outstanding at December 31, 1999 and 1998..........        213        211
 Additional paid-in capital..............................    355,893    349,796
 Notes receivable from sale of stock.....................     (8,087)    (5,654)
 Accumulated deficit.....................................   (122,485)  (145,767)
 Accumulated other comprehensive (loss) income...........     (1,928)     1,139
 Treasury stock at cost, 885,100 and 488,900 shares at
  December 31, 1999 and 1998.............................    (13,869)    (8,883)
                                                           ---------  ---------
   Total stockholders' equity............................    209,737    190,842
                                                           ---------  ---------
   Total liabilities and stockholders' equity............  $ 933,273  $ 856,892
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)

                                                  Year Ended December 31
                                             ---------------------------------
                                                1999       1998        1997
                                             ---------- ----------  ----------
Revenue:
  Leases.................................... $  448,091 $  371,300  $  274,816
  Sales.....................................    394,718    357,718     281,332
  Property and facilities management fees...    110,111     86,379      39,208
  Consulting and referral fees..............     83,503     72,586      45,776
  Appraisal fees............................     61,116     48,082      22,460
  Loan origination and servicing fees.......     40,564     39,402      27,120
  Realty advisor fees.......................     28,929     33,145      27,566
  Other.....................................     46,007     25,891      11,946
                                             ---------- ----------  ----------
    Total revenue...........................  1,213,039  1,034,503     730,224
Costs and Expenses:
  Commissions, fees and other incentives....    536,277    458,463     364,403
  Operating, administrative and other.......    559,393    448,794     275,749
  Merger-related and other nonrecurring
   charges..................................         -      16,585      12,924
  Depreciation and amortization.............     40,470     32,185      18,060
                                             ---------- ----------  ----------
Operating income............................     76,899     78,476      59,088
Interest income.............................      1,930      3,054       2,598
Interest expense............................     39,368     31,047      15,780
                                             ---------- ----------  ----------
Income before provision for income tax......     39,461     50,483      45,906
Provision for income tax....................     16,179     25,926      20,558
                                             ---------- ----------  ----------
Income before extraordinary items...........     23,282     24,557      25,348
Extraordinary items, net....................         -          -          951
                                             ---------- ----------  ----------
Net income.................................. $   23,282 $   24,557  $   24,397
                                             ========== ==========  ==========
Preferred stock dividend.................... $       -  $       -   $    4,000
                                             ========== ==========  ==========
Deemed dividend on preferred stock.......... $       -  $   32,273  $       -
                                             ========== ==========  ==========
Earnings (loss) applicable to common
 stockholders............................... $   23,282 $   (7,716) $   20,397
                                             ========== ==========  ==========
Basic earnings (loss) per share............. $     1.11 $    (0.38) $     1.34
                                             ========== ==========  ==========
Weighted average shares outstanding for
 basic earnings (loss) per share............ 20,998,097 20,136,117  15,237,914
                                             ========== ==========  ==========
Diluted earnings (loss) per share........... $     1.10 $    (0.38) $     1.28
                                             ========== ==========  ==========
Weighted average shares outstanding for
 diluted earnings (loss) per share.......... 21,072,436 20,136,117  15,996,929
                                             ========== ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended December 31
                                                 ------------------------------
                                                   1999       1998       1997
                                                 ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................  $  23,282  $  24,557  $ 24,397
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization excluding
    deferred financing costs...................     40,470     32,185    18,060
   Amortization of deferred financing costs....      1,696      1,184       983
   Extraordinary items, net....................         -          -        951
   Equity interest in (earnings) loss of
    unconsolidated subsidiaries................     (7,528)    (3,443)      113
   Provision for litigation, doubtful accounts
    and other..................................      4,724      5,185     2,421
   Deferred compensation.......................     28,843     14,738     6,121
   Deferred taxes..............................    (12,688)    14,394    17,122
   (Gain) loss on disposition of property and
    businesses.................................     (6,210)     2,058        -
  Increase in receivables......................    (37,640)   (24,846)   (6,073)
  Increase in compensation and employee
   benefits payable............................     37,339      7,782    19,772
  Increase in accounts payable and accrued
   expenses....................................      1,346      2,615     2,903
  Net change in other operating assets and
   liabilities.................................        377        205    (5,935)
                                                 ---------  ---------  --------
     Net cash provided by operating
      activities...............................     74,011     76,614    80,835
                                                 ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment..........    (35,130)   (29,715)   (9,927)
  Proceeds from sale of inventoried property...      7,355         -         -
  Proceeds from sale of property and
   businesses..................................     11,410         -         -
  Proceeds from collections on notes
   receivable..................................        518        362     2,236
  Increase in intangible assets and goodwill...     (5,331)   (14,595)   (8,478)
  Acquisition of businesses including net
   assets acquired, intangibles and goodwill...     (8,931)  (189,895)    3,216
  Other investing activities, net..............      3,342     10,323    (5,065)
                                                 ---------  ---------  --------
     Net cash used in investing activities.....    (26,767)  (223,520)  (18,018)
                                                 ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from senior revolving credit line...         -          -     16,000
  Repayment of senior revolving credit line....         -          -    (16,000)
  Proceeds from revolving credit facility......    165,000    315,000   155,000
  Repayment of revolving credit facility.......   (172,000)  (268,000)  (90,415)
  Repayment of inventoried property loan.......     (7,093)      (377)       -
  Repayment of other loans.....................    (12,402)   (14,324)  (55,976)
  Proceeds from senior subordinated term loan..         -     172,788        -
  Repayment of senior subordinated term loan...         -          -    (65,872)
  Payment of dividends payable.................         -      (5,000)       -
  Repurchase of preferred stock................         -     (72,331)       -
  Repurchase of common stock...................     (4,986)    (8,883)       -
  Repayment of capital leases..................     (1,340)    (1,655)   (2,773)
  Minority interest payments...................     (3,801)    (2,902)   (1,990)
  Other financing activities, net..............     (1,099)     5,122    (2,938)
                                                 ---------  ---------  --------
     Net cash (used in) provided by financing
      activities...............................    (37,721)   119,438   (64,964)
                                                 ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................      9,523    (27,468)   (2,147)
Cash and cash equivalents, at beginning of
 period........................................     19,551     47,181    49,328
Effect of exchange rate changes on cash........     (1,230)      (162)       -
                                                 ---------  ---------  --------
Cash and cash equivalents, at end of period....  $  27,844  $  19,551  $ 47,181
                                                 =========  =========  ========

SUPPLEMENTAL DATA:
Cash paid during the period for:
  Interest (none capitalized)..................  $  36,997  $  27,528  $ 14,073
  Income taxes.................................  $  12,689  $   3,395  $  2,736
Non-cash investing and financing activities:
  Equipment acquired under capital leases......  $      -   $      -   $  2,299

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                       Notes                 Accumulated
                                          Additional receivable                 other
                         Preferred Common  paid-in   from sale  Accumulated comprehensive Treasury
                           stock   stock   capital    of stock    deficit   income (loss)  stock     Total
                         --------- ------ ---------- ---------- ----------- ------------- --------  --------
Balance, December 31,
 1996...................   $ 40     $133   $198,026   $(5,109)   $(194,721)    $   116    $     -   $ (1,515)
Net income..............     -        -          -         -        24,397          -           -     24,397
Common stock issued for
 incentive plans........     -        -       2,996      (897)          -           -           -      2,099
Earned compensation,
 deferred compensation
 plan...................     -        -       1,711        -            -           -           -      1,711
Collection on stock
 subscription notes.....     -        -          -         50           -           -           -         50
Common stock issued for
 Koll acquisition.......     -        52    132,821        -            -           -           -    132,873
Common stock options
 exercised..............     -         3      2,427        -            -           -           -      2,430
Preferred dividend
 accrual................     -        -      (4,000)       -            -           -           -     (4,000)
Foreign currency
 translation loss.......     -        -          -         -            -         (274)         -       (274)
                           ----     ----   --------   -------    ---------     -------    --------  --------
Balance, December 31,
 1997...................     40      188    333,981    (5,956)    (170,324)       (158)         -    157,771
Net income..............     -        -          -         -        24,557          -           -     24,557
Common stock issued for
 incentive plans........     -         1      4,163      (962)          -           -           -      3,202
Earned compensation,
 deferred compensation
 plan...................     -        -       5,361        -            -           -           -      5,361
Collection on, net of
 cancellation of notes
 receivable from
 employee stock
 incentive plan.........     -        -        (646)    1,264           -           -           -        618
Common stock issued for
 REI and
 HP acquisitions........     -        15     58,486        -            -           -           -     58,501
Common stock options
 exercised..............     -         7      8,835        -            -           -           -      8,842
Tax deduction from
 exercise of stock
 options................     -        -      11,907        -            -           -           -     11,907
Foreign currency
 translation gain.......     -        -          -         -            -        1,297          -      1,297
Purchase of preferred
 stock..................    (40)      -     (72,291)       -            -           -           -    (72,331)
Purchase of common
 stock..................     -        -          -         -            -           -       (8,883)   (8,883)
                           ----     ----   --------   -------    ---------     -------    --------  --------
Balance, December 31,
 1998...................     -       211    349,796    (5,654)    (145,767)      1,139      (8,883)  190,842
Net income..............     -        -          -         -        23,282          -           -     23,282
Common stock issued for
 incentive plans........     -         2      3,140    (2,534)          -           -           -        608
Earned compensation,
 deferred compensation
 plan...................     -        -       1,669        -            -           -           -      1,669
Collection on, net of
 cancellation of notes
 receivable from
 employee stock
 incentive plan.........     -        -          -        101           -           -           -        101
Common stock options
 exercised..............     -        -         580        -            -           -           -        580
Tax deduction from
 exercise of stock
 options................     -        -         708        -            -           -           -        708
Foreign currency
 translation loss.......     -        -          -         -            -       (3,067)         -     (3,067)
Purchase of common
 stock..................     -        -          -         -            -           -       (4,986)   (4,986)
                           ----     ----   --------   -------    ---------     -------    --------  --------
Balance, December 31,
 1999...................   $ -      $213   $355,893   $(8,087)   $(122,485)    $(1,928)   $(13,869) $209,737
                           ====     ====   ========   =======    =========     =======    ========  ========

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                       Year ended December 31
                                                       ------------------------
                                                        1999     1998    1997
                                                       -------  ------- -------
Net income............................................ $23,282  $24,557 $24,397
Other comprehensive (loss) income.....................  (3,067)   1,297    (274)
                                                       -------  ------- -------
Comprehensive income.................................. $20,215  $25,854 $24,123
                                                       =======  ======= =======

  The accompanying notes are an integral part of these consolidated financial statements

                        CB RICHARD ELLIS SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of CB Richard Ellis Services, Inc. ("CBRE Services" or "the Company") and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months.

 Goodwill and Other Intangible Assets

  Net goodwill at December 31, 1999 consisted of $426.0 million related to the 1995 through 1999 acquisitions which is being amortized over an estimated useful life of 30 years and $19.0 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

  Net other intangible assets at December 31, 1999 included approximately $7.9 million of deferred financing costs and $49.6 million of intangibles stemming from the 1995 through 1999 acquisitions. These are amortized on a straight line basis over the estimated useful lives of the assets, ranging from 3 to 15 years.

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

 Foreign Currencies

  The currency effects of translating the financial statements of those non-US subsidiaries of the Company which operate in local currency environments are included in the "Accumulated other comprehensive income (loss) component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended December 31, 1999.

 Comprehensive Income

  Comprehensive income consists of net income and other comprehensive income. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

                        CB RICHARD ELLIS SERVICES, INC.

 Accounting for Transfers and Servicing

  The Company follows Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments in accounting for loan sales and acquisition of servicing rights. Under SFAS No. 125, the Company is required to recognize, at fair value, financial and servicing assets it has acquired control over and related liabilities it has incurred and amortize them over the period of estimated net servicing income or loss. Write-off of the asset is required when control is surrendered.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations. The most significant estimates with regard to these consolidated financial statements relate to deferred taxes and the useful life of goodwill.

 New Accounting Pronouncements

  In 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of this statement did not have a material impact on the Company's financial statements.

  In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. SFAS No. 133 is not anticipated to have any impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at December 31, 1999.

  The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the quarter ended December 31, 1998. SFAS No. 131 requires the use of the "management approach" for segment reporting, which is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

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

 Reclassifications

  Certain reclassifications, which do not have an effect on net income, have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                        CB RICHARD ELLIS SERVICES, INC.

2. Acquisitions

  During 1999, the Company acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company which was acquired in September 1999 through L.J. Melody for approximately $7 million and Profi Nordic which was acquired in February 1999 through CBRE Profi Acquisition Corp. (formerly Koll Tender III) for approximately $5.5 million.

  On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc., a regional mortgage banking firm for approximately $5.6 million in cash and approximately $2.4 million in notes bearing interest at 9.0% with three annual payments which began in October 1999. Approximately $0.2 million of the $2.4 million notes was accounted for as deferred cash compensation to certain key executives. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On October 1, 1998 the Company purchased the remaining ownership interests that it did not already own in the Richard Ellis Australia and New Zealand businesses. The costs for the remaining interest was $20.0 million in cash. Virtually all of the revenue of these locations is derived from brokerage and appraisal services. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

  On September 22, 1998 the Company purchased the approximately 73.0% interest that it did not already own in CB Commercial Real Estate Group of Canada, Inc. The Company acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

  On July 7, 1998 the Company acquired the business of Hillier, Parker, May and Rowden, now known as CB Hillier Parker Limited ("HP"), a commercial property services partnership operating in the United Kingdom ("UK"). The acquisition was accounted for as a purchase. The purchase price for HP included approximately $63.6 million in cash and $7.1 million in shares of the Company's common stock. In addition, the Company assumed a contingent payout plan for key HP employees with a potential payout over three years of approximately $13.9 million and assumed various annuity obligations of approximately $15.0 million. The purchase price has largely been allocated to goodwill which is amortized on a straight line basis over its estimated useful life of 30 years.

  On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's 50% interest in the combined enterprise is $5.7 million.

  On May 31, 1998 the Company acquired Mathews Click and Associates, a property sales, leasing, and management firm, for approximately $10.0 million in cash and potential supplemental payments of $1.9 million which are contingent upon operating results, payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The total purchase price including potential supplemental payments was allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  Effective May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc. ("Shoptaw-James"), a regional mortgage banking firm, for approximately $6.3 million in cash and approximately

                        CB RICHARD ELLIS SERVICES, INC.

$2.7 million in notes bearing interest at 9.0% with three annual payments which began in May 1999. The acquisition was accounted for as a purchase. Approximately $0.3 million of the $2.7 million notes are being accounted for as compensation over the term of the notes as the payment of these notes are contingent upon certain key executives' and producers' continued employment with the Company. The approximate $2.4 million of the $2.7 million is being accounted for as supplemental payments to the sellers over a period of three years. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On April 17, 1998 the Company purchased all of the outstanding shares of CB Commercial Limited, formerly known as REI Limited ("REI"), an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the UK). The acquisition was accounted for as a purchase. The purchase price has largely been allocated to goodwill, which is amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $104.8 million of which approximately $53.3 million was paid in cash and notes and approximately $51.5 million was paid in shares of the Company's common stock. In addition, the Company assumed approximately
$14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into the Company's.

  On February 1, 1998 the Company, through L.J. Melody, acquired all of the issued and outstanding stock of Cauble and Company of Carolina, a regional mortgage banking firm for approximately $2.2 million, including cash payments of approximately $1.8 million and a note payable of approximately $0.4 million bearing interest at 9.0% with principal payments starting in April 1998. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to intangibles and goodwill, which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

  On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million and approximately $0.9 million in notes. Approximately $0.3 million of the $0.9 million notes have been accounted for as supplemental payments to the sellers and approximately $0.6 million as deferred compensation to certain key executives and producers payable in three annual installments which began in February 1999. The acquisition was accounted for as a purchase. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill, which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation is being accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon certain key executives' and producers' continued employment with the Company.

  On August 28, 1997 the Company purchased Koll Real Estate Services ("Koll") through a merger. The acquisition was accounted for as a purchase and resulted in the issuance of equity valued at approximately $132.9 million and the assumption of debt and minority interest of approximately $57.4 million as of August 28, 1997. The initial purchase price, in excess of the net identifiable assets acquired, totaled $95.3 million, including $20.0 million relating to incentive fees on investments fund partnerships which is earned as assets within the funds are sold, and is included, net of amortization, in goodwill and other intangible assets, respectively, in the accompanying consolidated balance sheets. Goodwill is being amortized on a straight line basis over an estimated useful life of 30 years. In the third quarter of 1997 the Company recorded the effects of a charge for merger-related costs of $11.2 million, which is included in total merger-related costs of $12.9 million.

  The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements at December 31, 1999. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the year ended December 31, 1998

                        CB RICHARD ELLIS SERVICES, INC.

and 1997, assuming the REI acquisition, and the Koll acquisition, had occurred on January 1, 1997, would have been as follows (amounts in thousands, except per share data):

                                                           Year Ended December
                                                                   31
                                                           --------------------
                                                              1998       1997
                                                           ----------  --------
   Revenue................................................ $1,051,114  $937,905
   Net income (loss)......................................     15,586    (2,433)
   Net loss applicable to common stockholders.............    (16,687)   (6,433)
   Loss per share
     Basic................................................      (0.81)    (0.32)
     Diluted..............................................      (0.81)    (0.32)

  For the year ended December 31, 1998, net loss applicable to common stockholders includes a deemed dividend of $32.3 million on the repurchase of the Company's preferred stock. The pro forma results do not necessarily represent results which would have occurred if the acquisitions had taken place on the date assumed above, nor are they indicative of the results of future combined operations. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. Further, REI historical results for the first three months of 1998 include certain nonrecurring adjustments.

3. Other Current Assets

  In December 1999, the Company sold five non-strategic offices and a small insurance operation for a total of approximately $10 million. Other current assets include $9.2 million in receivables from the sales at December 31, 1999 in the accompanying consolidated balance sheets.

4. Property and Equipment

  Property and equipment is stated at cost and consists of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Land..................................................... $     -   $  1,822
   Buildings and improvements...............................   19,273    14,844
   Furniture and equipment..................................  111,840    93,335
   Equipment under capital leases...........................   29,800    30,939
                                                             --------  --------
                                                              160,913   140,940
   Accumulated depreciation and amortization................  (90,764)  (82,574)
                                                             --------  --------
     Property and equipment, net............................ $ 70,149  $ 58,366
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

  Depreciation is computed primarily using the straight line method over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. Equipment under capital leases is depreciated over the related term of the leases.

                        CB RICHARD ELLIS SERVICES, INC.

  The Company sold its headquarters building in downtown Los Angeles, California, in September 1999 and its small office building in Phoenix, Arizona in October 1999, both at a minimal loss. The Los Angeles building was previously written down by $9.0 million to its estimated fair market value and reclassified as property held for sale which is included in other assets at December 31, 1998 in the accompanying consolidated balance sheets.

5. Investments in and Advances to Unconsolidated Subsidiaries

  Investments in unconsolidated subsidiaries in which the Company does not have majority control are accounted for under the equity method. Investments in and advances to (from) unconsolidated subsidiaries as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                 December 31,
                                                                ---------------
                                                       Interest  1999    1998
                                                       -------- ------- -------
   CB Commercial/Whittier Partners, LP................    50%   $ 9,646 $ 9,691
   CBRE Pittsburgh....................................    50      5,853   5,822
   KB Opportunity Investors...........................    45      5,274  12,570
   Ikoma Corporation..................................    20      2,523      -
   KB Investors IV....................................    45      2,347   2,738
   Apollo KEERA LLC...................................    10      1,507      -
   CBRE Corp Partners, LLC............................    10      1,453      -
   CB Commercial Real Estate Group Alberta............    50      1,234     132
   Premier Pacific Vineyards..........................    15      1,001   1,001
   Other..............................................     *      5,707    (321)
                                                                ------- -------
                                                                $36,545 $31,633
                                                                ======= =======

--------
* Various interests with varying ownership rates.

  Unaudited combined condensed financial information for the entities accounted for using the equity method is as follows (in thousands):

  Condensed Statement of Operations Information:

                                                       Year Ended December 31,
                                                       ------------------------
                                                         1999    1998    1997
                                                       -------- ------- -------
   Net revenue........................................ $113,489 $72,911 $59,304
   Income from operations.............................   27,537  27,921  20,398
   Net income.........................................   21,547  23,678  27,618

  Condensed Balance Sheet Information:

                                                                 December 31,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
   Current assets............................................. $ 37,594 $40,492
   Noncurrent assets..........................................  152,755  45,686
   Current liabilities........................................   24,176  11,123
   Noncurrent liabilities.....................................   82,828  20,274

  Equity interest in earnings (losses) of the unconsolidated subsidiaries of $7,528,000, $3,443,000 and $(113,000) for the years ended December 31, 1999,
1998 and 1997, respectively, have been included in "Operating, Administrative and Other" in the Consolidated Statements of Operations.

                        CB RICHARD ELLIS SERVICES, INC.

6. Other Assets

  Included in other assets at December 31, 1999 in the consolidated balance sheets are $20.4 million invested in cash surrender value of insurance products and which function like mutual funds as an investment alternative for the Deferred Compensation Plan (see Note 7). Also included in other assets are $4.9 million of notes receivable from stock options exercised (see Note 10). At December 31, 1998, other assets included $5.3 million of notes receivable from stock options exercised, $8.0 million of property held for sale and $7.4 million of inventoried property which were sold in 1999.

7. Employee Benefit Plans

  Option Plans. In conjunction with the Shoptaw-James acquisition, options for 25,000 shares were granted with an exercise price representing a fair market value of $37.32 per share on the date of grant. On December 15, 1998 the option holders elected to change the exercise price to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the number of shares by 20%. The options vest over five years at a rate of 20% per year, expiring in May 2008. Options for 20,000 shares were outstanding at December 31, 1999.

  In April 1998, in conjunction with the REI acquisition, the Company approved the assumption of the options outstanding under the REI Limited Stock Option Plan. These options for 46,115 shares of common stock were issued and exercised immediately at $14.95 per share in exchange for existing REI options. Also in conjunction with the REI acquisition, the Company granted options for 475,677 shares at an exercise price equal to fair market value at date of grant of $33.50 per share. On December 15, 1998 certain holders of a stock option grant elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the number of shares by 20%. These options vest over three years at a rate of 33.33% per year, expiring in March 2009. Options for 499,286 shares were outstanding at December 31, 1999.

  In conjunction with the NCMC acquisition, options for 25,000 shares were granted with an exercise price representing the fair market value at date of grant of $32.50. On December 15, 1998, the option holders elected to change the exercise price to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the number of shares by 20%. The options vest over five years at a rate of 20% per year, expiring in February 2008. Options for 20,000 shares were outstanding at December 31, 1999.

  A total of 700,000 shares of common stock have been reserved for issuance under the Company's 1997 Employee Stock Option Plan. On December 15, 1998, certain holders of stock option grants with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election and simultaneously reduce the number of shares by 20%. During 1999, the Company granted options for 289,000 shares of common stock at an exercise price ranging from $14.25 to $16.38 per share. All options were granted at an exercise price equal to fair market value at date of grant. The vesting periods for these options range from approximately one to five years, expiring at various dates through 2009. Options for 647,160 shares were outstanding at December 31, 1999.

  In August 1997, in conjunction with the Koll acquisition, the Company approved the assumption of the options outstanding under the KMS Holding Company Amended 1994 Stock Option Plan (now known as the CBC Substitute Option Plan ("CBCSP")) and the Koll Acquisition Stock Option Plan ("KASOP"). Under the CBCSP, 407,087 stock options were issued with exercise prices ranging from $12.89 to $18.04 in exchange for existing Koll options. These options were immediately exercisable. At December 31, 1999, 158,072 options have been exercised and 249,015 options were outstanding. Under the KASOP, 550,000 stock options were issued to former senior executives of Koll who became employees or directors of the Company. These options have

                        CB RICHARD ELLIS SERVICES, INC.

exercise prices ranging from $14.25 to $36.75 per share and vesting periods ranging from immediate to three years, expiring at various dates through September 2009. Options for 300,000 shares were outstanding at December 31, 1999.

  A total of 90,750 shares of common stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996 as part of the July 1996 acquisition of L.J. Melody. Options for all such shares have been issued at an exercise price of $10.00 per share and vest over a period of five years at the rate of 5% per quarter expiring in June 2006. Options for 90,750 shares of common stock were outstanding at December 31, 1999.

  A total of 600,000 shares of common stock have been reserved for issuance under the Company's 1991 Service Providers Stock Option Plan. In various years below market options were granted to certain directors as partial payment for director fees. On December 15, 1998 certain holders of stock option grants with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election and simultaneously reduce the number of shares by 20%. During 1999, options for 87,000 shares were granted to certain directors and executive officers at an exercise price equal to fair market value at date of grant ranging from $14.25 to $18.13 per share. All options vest over one to five year periods, expiring at various dates through September 2009. Options for 569,178 shares were outstanding at December 31, 1999.

  A total of 1,000,000 shares of common stock have been reserved for issuance under the Company's 1990 Stock Option Plan. All options vest over one to four year periods, expiring at various dates through November 2006. During 1999 and 1998, options to purchase 58,000 shares and 668,250 shares of common stock were exercised, respectively. Options for 55,000 shares were outstanding at December 31, 1999.

  As allowed under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock based compensation plans. Under this method the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income and per share information would have been reduced to the following pro forma amounts (in thousands except per share data):

                                                         1999    1998     1997
                                                        ------- -------  -------
   Net Income:
     As Reported....................................... $23,282 $24,557  $24,397
     Pro Forma.........................................  19,039  20,396   21,940
   Basic EPS:
     As Reported.......................................    1.11   (0.38)    1.34
     Pro Forma.........................................    0.91   (0.59)    1.18
   Diluted EPS:
     As Reported.......................................    1.10   (0.38)    1.28
     Pro Forma.........................................    0.91   (0.59)    1.12

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rates of 5.55%, 4.95% and 6.54% for the various plans. Expected volatility for 1999, 1998, and

                        CB RICHARD ELLIS SERVICES, INC.

1997, respectively, is 61.83%, 48.16% and 36.67%. Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings for future acquisitions. Expected life for 1999, 1998 and 1997 is 5.00, 5.00 and 5.15 years, respectively.

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

  A summary of the status of the Company's option plans at December 31, 1999, 1998, and 1997 and changes during the years then ended is presented in the table and narrative below:

                                    1999                 1998                 1997
                             ------------------- --------------------- -------------------
                                        Weighted              Weighted            Weighted
                                        Average               Average             Average
      Stock Options and                 Exercise              Exercise            Exercise
           Warrants           Shares     Price     Shares      Price    Shares     Price
      -----------------      ---------  -------- -----------  -------- ---------  --------
   Outstanding beginning of
    the year...............  2,937,085   $23.18    3,284,381   $22.43  1,116,890   $10.32
   Granted.................    628,611    15.17    1,885,944    25.94  2,392,554    26.99
   Exercised...............    (58,000)   10.00     (824,385)   10.73   (225,063)   10.78
   Forfeited/Expired.......   (432,340)   31.64   (1,408,855)   32.42         -        -
                             ---------   ------  -----------   ------  ---------   ------
   Outstanding end of
    year...................  3,075,356   $20.71    2,937,085   $23.18  3,284,381   $22.43
                             ---------   ------  -----------   ------  ---------   ------
   Exercisable at end of
    year...................    770,756   $21.86      830,289   $21.94  1,412,800   $16.08
   Weighted average fair
    value of options and
    warrants granted.......               $8.84                $12.27              $14.27


  Significant option and warrant groups outstanding at December 31, 1999 and related weighted average price and life information is presented below:

                                                           Exercisable Options
                       Outstanding Options and Warrants        and Warrants
                     ------------------------------------- --------------------
                                                  Weighted             Weighted
                                 Weighted Average Average              Average
       Range of        Number       Remaining     Exercise   Number    Exercise
    Exercise Prices  Outstanding Contractual Life  Price   Exercisable  Price
    ---------------  ----------- ---------------- -------- ----------- --------
   $00.30-$10.00....    139,928     5.52 yrs.      $ 7.71    108,909    $ 7.06
   $12.89-$19.44....    842,515     8.20 yrs.       14.93    258,015     14.24
   $20.00-$23.75....  1,398,112     7.82 yrs.       20.58    385,632     20.86
   $30.00-$37.31....    694,801     5.15 yrs.       30.60     18,200     34.34
                      ---------                    ------    -------    ------
                      3,075,356                    $20.71    770,756    $17.01
                      =========                    ======    =======    ======

  Stock Purchase Plans. The Company has restricted stock purchase plans covering certain key executives including senior management. A total of 500,000 and 550,000 shares of common stock have been reserved for issuance under the Company's 1999 and 1996 Equity Incentive Plans, respectively. The shares may be issued to senior executives for a purchase price equal to the greater of $18.00 and $10.00 per share or fair market value,

                        CB RICHARD ELLIS SERVICES, INC.

respectively. Under these plans, 140,833 and 506,286 shares were outstanding at December 31, 1999, respectively. The purchase price for these shares must be paid either in cash or by delivery of a full recourse promissory note. The related promissory notes are also included in the consolidated statements of stockholders' equity.

  Bonuses. The Company has bonus programs covering certain key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $44.3 million, $33.7 million, and $28.8 million for the years ended December 31, 1999, 1998, and 1997, respectively.

  Capital Accumulation Plan (the "Cap Plan"). The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Under the Cap Plan, each participating employee may elect to defer a portion of his or her earnings and the Company may make additional contributions from the Company's current or accumulated net profits to the Cap Plan in such amounts as determined by the Board of Directors. The Company expensed, in connection with the Cap Plan, $1.6 million and $2.9 million for the years ended December 31, 1999 and 1997. No expense, in connection with the Cap Plan, was incurred for the year ended December 31, 1998.

  Deferred Compensation Plan (the "DCP"). In 1994 the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in newly issued shares of common stock of the Company which elections are recorded as additions to stockholders' equity. Effective May 1, 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in such insurance products. The Company received proceeds of approximately $1.6 million related to additional insurance products. For the twelve months ended December 31, 1999, approximately $31.4 million and $1.7 million were deferred in cash (including interest and capital appreciation) and stock, respectively. The accumulated deferrals net of disbursements at December 31, 1999, were approximately $47.2 million in cash (including interest and capital appreciation) and $11.7 million in stock of which $9.3 million are not yet issued for a total of $58.9 million, all of which was charged to expense in the period of deferral and classified as other long-term liabilities, except for stock which is included in stockholders' equity.

  Pension Plan. The Company, through the acquisition of HP, maintains a contributory defined benefit pension plan to provide retirement benefits to former HP employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. Pension expense totaled $1,889,000 and $909,000 in 1999 and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

  The following sets forth a reconciliation of benefit obligation, plan assets, plan's funded status and amounts recognized in the accompanying consolidated balance sheets:

                                                        Year Ended December 31
                                                        ------------------------
                                                           1999         1998
                                                        -----------  -----------
                                                            (In thousands)
   Change in benefit obligation
   Benefit obligation at beginning of year............. $    73,190  $   64,903
   Service cost........................................       5,350       2,474
   Interest cost.......................................       4,175       2,061
   Plan participants' contributions....................         804         289
   Actuarial (gain) loss...............................      (7,495)      3,723
   Benefits paid.......................................      (1,760)     (1,133)
   Currency (gain) loss................................      (2,118)        873
                                                        -----------  ----------
   Benefit obligation at end of year................... $    72,146  $   73,190
                                                        ===========  ==========
   Change in plan assets
   Fair value of plan assets at beginning of year...... $    95,731  $   93,970
   Actual return on plan assets........................      22,666       1,270
   Company contributions...............................         786         202
   Plan participants' contributions....................         419         107
   Benefits paid.......................................      (1,760)     (1,133)
   Currency (loss) gain................................      (2,803)      1,315
                                                        -----------  ----------
   Fair value of plan assets at end of year............ $   115,039  $   95,731
                                                        ===========  ==========
   Funded status....................................... $    42,893  $   22,541
   Unrecognized net actuarial (loss) gain..............     (16,570)      5,700
                                                        -----------  ----------
   Prepaid benefit cost................................ $    26,323  $   28,241
                                                        ===========  ==========

  Weighted-average assumptions used in developing the projected benefit obligation were as follows:

                                                                     December
                                                                        31
                                                                     ----------
                                                                     1999  1998
                                                                     ----  ----
   Discount rate.................................................... 5.75% 6.00%
   Expected long-term rate of return on plan assets................. 7.75% 7.75%
   Annual increase in future compensation levels.................... 5.00% 5.50%

  Net periodic pension cost consisted of the following:

                                                       Year Ended December 31
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                           (In thousands)
   Employer service cost.............................. $     5,350  $     2,474
   Interest cost on projected benefit obligation......       4,175        2,061
   Expected return on plan assets.....................      (7,636)      (3,626)
                                                       -----------  -----------
   Net periodic benefit cost.......................... $     1,889  $       909
                                                       ===========  ===========

                        CB RICHARD ELLIS SERVICES, INC.

8. Long-term Debt

  Long-term debt consists of the following (in thousands):

                                                                 December 31
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Senior Subordinated Notes, less unamortized discount of
    $1,892 million in 1999 and $2,099 million in 1998, with
    fixed interest at 8.9% due in 2006......................  $173,108 $172,901
   Revolving Credit Facility, with interest ranging from
    8.1% to 9.5%............................................   160,000  167,000
   Westmark Senior Notes, with interest ranging from 10.0%
    to 12.0% through December 31, 2004 and at variable rates
    depending on the Company's credit facility rate
    thereafter, $2,546 million due in 2008, with the
    remaining balance due in 2010...........................    16,502   16,502
   REI Acquisition Obligations, payable in Sterling pounds
    and Spanish pesetas, with interest ranging from 6.8% to
    8.8%, due in 2002.......................................       772    7,575
   Inventoried Property loan, secured by inventoried
    property, with interest at short-term commercial paper
    borrowing rate plus 3.5% (8.3% at December 31, 1998)....        -     7,093
   REI Senior Notes with variable interest rates based on
    Sterling LIBOR minus 1.5% due in 2002...................     2,965    5,439
   Shoptaw-James Senior Notes, with fixed interest at 9.0%,
    due from 2000 through 2002..............................     1,620    2,430
   Carey, Brumbaugh Senior Notes, with fixed interest at
    9.0%, due from 2000 through 2001........................     1,440    2,160
   Koll Acquisition Obligations, with interest ranging up to
    10.5%, due in 2001......................................     1,190    1,469
   Eberhardt Acquisition Obligations, with fixed interest at
    8.0%, due from 2000 through 2002........................       900       -
   Other....................................................     2,586    3,465
                                                              -------- --------
     Total..................................................   361,083  386,034
     Less current maturities................................     5,268   12,343
                                                              -------- --------
     Total long-term debt...................................  $355,815 $373,691
                                                              ======== ========

  Annual aggregate maturities of long-term debt at December 31, 1999 are as follows (in thousands): 2000-- $5,268; 2001--$2,360; 2002--$3,290; 2003--
$160,011; 2004--$109; and $190,045 thereafter.

  In May 1998, the Company amended its revolving credit facility with a group of banks to provide up to $400.0 million for five years, subject to mandatory reductions of $40.0 million, $80.0 million and $80.0 million on December 31, 1999, 2000 and 2001, respectively. Subsequently, in October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $160.0 million at December 31, 1999. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at December 31, 1999 was 8.45%.

  The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell

                        CB RICHARD ELLIS SERVICES, INC.

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

  The Company has a credit agreement with Chase Bank of Texas, National Association. The credit agreement provides for a revolving line of credit, which bears interest at 1.0% in excess of the yield equivalent (expressed as a percentage rate per annum) of the bank's cost of funds. The Company may borrow $20,000,000 under the line of credit until May 28, 2000, when the revolving line of credit expires. At December 31, 1999, the Company had no revolving line of credit principal outstanding.

  The Company has a credit agreement with Bank One Texas, National Association. The credit agreement provides for an investment line of credit, which bears interest at a varying rate per annum equal to the lesser of (a) the maximum nonusurious interest rate or (b) 0.35% for the equivalent amount for the monthly period. The Company may borrow $30,000,000 under the investment line of credit until July 31, 2000, when the investment line of credit expires. At December 31, 1999, the Company had no investment line-of-credit principal outstanding.

  In September 1999, with the acquisition of Eberhardt Company, the Company entered into a credit agreement with U.S. Bank National Association. The credit agreement provides for a revolving line of credit, which bears interest at 2.0% (fixed rate) per annum and a working capital facility in which interest will be paid at a rate equal to the floating LIBOR plus 2.125% per annum. The Company may borrow $8,500,000 under the revolving line of credit and $300,000 under the working capital facility until June 30, 2000, when the revolving line of credit and working capital facilities expire. At December 31, 1999, the Company had no revolving line of credit or working capital facility principal outstanding

  The Company has a credit agreement with Residential Funding Corporation
(RFC). The credit agreement provides for a revolving line of credit, which bears interest at 1.25% per annum over LIBOR. The Company may borrow $50,000,000 under the revolving line of credit until August 31, 2000, when the revolving line of credit expires. At December 31, 1999, the Company had no revolving line of credit outstanding.

9. Commitments and Contingencies

  In December 1996, GMH Associates, Inc. ("GMH") filed a lawsuit against Prudential Realty Group ("Prudential") and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000 the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory

                        CB RICHARD ELLIS SERVICES, INC.

claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court.

  In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000 the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

  Future minimum rental commitments for noncancelable operating leases at December 31, 1999, are as follows (in thousands): 2000--$44,008; 2001-- $40,021; 2002--$32,426; 2003--$25,670; 2004--$18,987 and $100,555 thereafter.

  Future minimum lease commitments for noncancelable capital leases which are mainly computer leases with three-year commitments at December 31, 1999 are as follows (in thousands): 2000--$1,497; 2001--$1,243 and 2002--$669; 2003--$548;
2004--$ -- and $ -- thereafter. The interest portion of the lease payments totals approximately $0.9 million. Capital lease payments due within one year are classified as current liabilities.

  Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. Total rental expense under noncancelable operating leases was $50.5 million, $32.4 million and $24.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  During the year ended December 31, 1999, the Company entered into an agreement with Fannie Mae in which the Company agreed to fund the purchase of a $103.6 million loan portfolio from proceeds from its RFC line of credit, which was temporarily increased to $135.0 million. A 100% participation in this loan portfolio was subsequently sold to Fannie Mae with the Company retaining the credit risk on the first 2% of loss incurred on the underlying portfolio of commercial mortgage loans. The Company has collateralized its obligation to cover the first 2% of losses by pledging a letter of credit in the amount of $1.0 million to Fannie Mae.

  The Company has a participation agreement with RFC whereby RFC agrees to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end. The participation agreement expires August 31, 2000.

                        CB RICHARD ELLIS SERVICES, INC.

10. Stockholders' Equity

  In 1999, the Company issued 140,833 shares to certain key executives in connection with the 1999 Equity Incentive Plan and 58,000 shares in connection with stock option plans.

  In connection with an on-going stock repurchase program, the Company purchased 396,200 shares of common stock for approximately $5.0 million in 1999 and 488,900 shares of common stock for approximately $8.9 million in 1998.

  In October 1998, the Company offered all employees under the 1990 Stock Option Plan who hold options that expired in April 1999 a loan equal to 100% of the total exercise price plus 40% of the difference between the current market value of the shares and the exercise price. Loan proceeds were applied towards the total exercise price and payroll withholding taxes. The loans are evidenced by full recourse promissory notes having a maturity of five years at an interest rate of 6.0%. Interest is due annually, while the principal is due the earlier of five years or upon sale of the shares. The shares issued under this offering may not be sold until after 18 months from the date of issuance. A total of 415,000 shares were issued under this offering. The related promissory notes of $4.9 million and $5.3 million are included in other assets in the consolidated balance sheets at December 31, 1999 and 1998, respectively.

  In 1998, the Company issued 1,328,638 shares of common stock in the REI acquisition, 208,263 shares of common stock in the HP acquisition, 25,000 shares to a certain key employee in connection with the 1996 Equity Incentive Plan, 75,064 shares with a stated value of approximately $2.9 million to the Cap Plan for the year ended December 31, 1997 and 824,385 shares in connection with stock option plans.

  On January 27, 1998 the Company purchased all 4.0 million of its existing convertible preferred shares which could have been converted into approximately 2.56 million common shares, based on the Company's prevailing stock price on that date. The preferred shares carried a dividend requirement of $.35 per share per quarter. The total cost to purchase the preferred shares was $77.4 million, including $5.0 million of previously accrued dividends and certain stock options. The shares were originally issued in conjunction with the Company's acquisition by management in 1989.

  In August 1997 in conjunction with the Koll acquisition, the Company approved the issuance of 599,967 warrants. Of the outstanding warrants, 43,644 are attached to common stock obtainable under the CBC Substitute Option Plan and 556,323 are attached to shares of outstanding common stock. Each warrant is exercisable into one share of common stock at an exercise price of $30.00 (subject to adjustment) commencing on August 28, 2000 and expiring on August 27, 2004. At December 31, 1999, 599,967 warrants issued were outstanding.

11. Income Taxes

  The provisions for income taxes for the years ended December 31, 1999, 1998 and 1997 were computed in accordance with SFAS 109, the modified liability method of accounting for income taxes.

  The foreign currency translation adjustments included in accumulated other comprehensive income were net of an income tax (benefit) provision of $(458,000), $829,000 and $(175,000) in 1999, 1998 and 1997, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

  The tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 consisted of the following (in thousands):

                                                      Year Ended December 31
                                                      -------------------------
                                                       1999     1998     1997
                                                      -------  -------  -------
Federal:
  Current............................................ $14,403  $ 4,265  $ 1,243
  Deferred tax.......................................  (1,417)  14,469   17,436
  Reduction of valuation allowances..................  (6,347)      -        -
                                                      -------  -------  -------
                                                        6,639   18,734   18,679
State:
  Current............................................   5,627    3,470    2,193
  Deferred tax.......................................  (1,411)     (75)    (314)
                                                      -------  -------  -------
                                                        4,216    3,395    1,879
Foreign:
  Current............................................   8,837    3,797       -
  Deferred tax.......................................  (3,513)      -        -
                                                      -------  -------  -------
                                                        5,324    3,797       -
                                                      -------  -------  -------
                                                      $16,179  $25,926  $20,558
                                                      =======  =======  =======


  The following is a reconciliation, stated as a percentage of pre-tax income, of the US statutory federal income tax rate to the Company's effective tax rate on income from operations:

                                                Year Ended December 31
                                                ----------------------
                                                 1999      1998      1997
                                                -------   -------    ----
   Federal statutory tax rate..................      35%       35%       35%
   Permanent differences, including goodwill,
    meals and entertainment....................      15         8         7
   State taxes, net of federal benefit.........       9         4         2
   Foreign income taxes........................       4         4         -
   Reduction of valuation allowances...........     (22)        -         1
                                                -------   -------   -------
   Effective tax rate..........................      41%       51%       45%
                                                =======   =======   =======

                        CB RICHARD ELLIS SERVICES, INC.

  Cumulative tax effects of temporary differences are shown below at December 31, 1999 and 1998 (in thousands):

                                                              December 31
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
   Asset (Liability)
   Property and equipment................................. $  5,820  $  4,325
   Reserves for bad debts, building write-down, legal
    expenses..............................................   15,940    16,410
   Intangible amortization................................  (16,533)  (14,998)
   Bonus, unexercised restricted stock, deferred
    compensation..........................................   23,990    13,282
   Partnership income.....................................    7,092     4,877
   Net operating loss and alternative minimum tax credit
    carryforwards.........................................   23,086    28,049
   Unconsolidated affiliates..............................   (1,167)     (141)
   All other, net.........................................    2,040     1,492
                                                           --------  --------
   Net deferred tax asset before valuation allowances.....   60,268    53,296
   Valuation allowances...................................  (20,320)  (26,667)
                                                           --------  --------
     Net deferred tax asset............................... $ 39,948  $ 26,629
                                                           ========  ========

  The Company had federal income tax NOLs of approximately $57.4 million at December 31, 1999, corresponding to $20.1 million of the Company's $60.3 million in net deferred tax assets before valuation allowances, which expire in the years 2004 to 2008.

  The ability of the Company to utilize NOLs was limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26.0 million of its NOL in 1999 and in each subsequent year. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitation lapses.

  A deferred US tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of the Company to permanently reinvest such earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested in accordance with APB No. 23, Accounting for Income Taxes--Special Areas, aggregated $11.0 million at December 31, 1999.

12. Per Share Information

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

  In January 1998 the Company repurchased all 4.0 million of its existing convertible preferred stock. The portion of the purchase price in excess of the carrying value represents the deemed dividend charge to net income applicable to common shareholders when computing basic and dilutive earnings
(loss) per share for the year ended December 31, 1998.

                        CB RICHARD ELLIS SERVICES, INC.

  The following is a calculation of earnings (loss) per share for the years ended December 31 (in thousands, except share and per share data):

                                    1999                       1998                        1997
                          ------------------------- ---------------------------  --------------------------
                                              Per-                        Per-                        Per-
                                             Share                       Share                       Share
                          Income    Shares   Amount  Income     Shares   Amount  Income     Shares   Amount
                          ------- ---------- ------ --------  ---------- ------  -------  ---------- ------
Basic earnings (loss)
 per share
 Net income before
  extraordinary items...  $23,282                   $ 24,557                     $25,348
 Deemed dividend on
  preferred stock
  repurchase............       -                     (32,273)                         -
 Preferred stock
  dividends.............       -                          -                       (4,000)
                          -------                   --------                     -------
 Income before
  extraordinary items
  applicable to common
  shareholders..........   23,282            $1.11    (7,716)            $(0.38)  21,348             $ 1.40
 Extraordinary items,
  net...................       -                -         -                  -      (951)             (0.06)
                          -------            -----  --------             ------  -------             ------
 Earnings (loss)
  applicable to common
  shareholders..........  $23,282 20,998,097 $1.11  $ (7,716) 20,136,117 $(0.38) $20,397  15,237,914 $ 1.34
                          ======= ========== =====  ========  ========== ======  =======  ========== ======
Diluted earnings (loss)
 per share
 Income before
  extraordinary items
  applicable to common
  shareholders..........  $23,282 20,998,097        $ (7,716) 20,136,117         $21,348  15,237,914
 Diluted effect of
  exercise of options
  outstanding...........              74,339              -           -                      759,015
                          ------- ----------        --------  ----------         -------  ----------
 Income before
  extraordinary items
  applicable to common
  shareholders..........  $23,282            $1.10    (7,716)            $(0.38)  21,348             $ 1.34
 Extraordinary items,
  net...................       -                -         -                  -      (951)         -   (0.06)
                          -------            -----  --------             ------  -------  ---------- ------
 Earnings (loss)
  applicable to common
  shareholders..........  $23,282 21,072,436 $1.10  $ (7,716) 20,136,117 $(0.38) $20,397  15,996,929 $ 1.28
                          ======= ========== =====  ========  ========== ======  =======  ========== ======

  The following items were not included in the computation of diluted earnings per share because their effect in the aggregate was anti-dilutive for the years ended December 31:

                                     1999           1998             1997
                                -------------- --------------- ----------------
Stock options
 Outstanding..................       2,008,659       2,337,118          845,500
 Price ranges.................  $16.38-$ 36.75    $0.30-$37.31    $31.00-$36.75
 Expiration ranges............  6/8/04-5/31/09 4/18/99-7/22/08 4/21/07-11/17/07
Stock warrants
 Outstanding..................         599,967         599,967          599,967
 Price ranges.................          $30.00          $30.00           $30.00
 Expiration ranges............         8/28/04         8/28/04          8/28/04
Convertible preferred shares
 Number of common shares at
  the applicable conversion
  ratio.......................              -               -         2,400,000

13. Fiduciary Funds

  The consolidated balance sheets do not include the net assets of escrow, agency and fiduciary funds, which amounted to $370.9 million and $201.6 million at December 31, 1999 and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

14. Disclosures About Fair Value of Financial Instruments

  Notes Receivable. The Company has determined that it is not practicable to estimate the fair value of the notes receivable amounting to $1.0 million and $1.7 million at December 31, 1999 and 1998, respectively, due to the cost involved in developing the information as such notes are not publicly traded.

  Based on dealer's quote, the estimated fair value of the Company's $175.0 million Senior Subordinated Note, as discussed in Note 8, is $155.3 million.

  Estimated fair values for the Revolving Credit Facilities and the remaining long-term debts are not presented because the Company believes that it is not materially different from book value, primarily because the majority of the Company's debt is based on variable rates.

                        CB RICHARD ELLIS SERVICES, INC.

15. Industry Segments

  In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services, investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. The 1999 result includes proceeds from an insurance policy of $1.6 million, nonrecurring gains of $8.7 million from the sale of five non-strategic offices and a small insurance operation and one-time charges of approximately $10.2 million, the majority of which were severance costs related to the Company's reduction in workforce. The following tables summarize the revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 1999, 1998 and 1997 (dollars in thousands).

                                                 Year Ended December 31
                                             --------------------------------
                                                1999        1998       1997
                                             ----------  ----------  --------
Revenue
  Transaction Management.................... $  881,681  $  762,951  $581,123
  Financial Services........................    177,479     145,250    89,780
  Management Services.......................    153,879     126,302    59,321
                                             ----------  ----------  --------
                                             $1,213,039  $1,034,503  $730,224
                                             ==========  ==========  ========
Operating income (loss)
  Transaction Management.................... $   80,969  $   81,232  $ 67,020
  Financial Services........................     (2,281)      6,849     2,970
  Management Services.......................     (1,789)      6,980     2,022
  Merger-related and other nonrecurring
   charges..................................         -      (16,585)  (12,924)
                                             ----------  ----------  --------
                                                 76,899      78,476    59,088
Interest income.............................      1,930       3,054     2,598
Interest expense............................     39,368      31,047    15,780
                                             ----------  ----------  --------
Income before provision for income taxes.... $   39,461  $   50,483  $ 45,906
                                             ==========  ==========  ========
Depreciation and amortization
  Transaction Management.................... $   18,236  $   13,722  $  8,640
  Financial Services........................     12,707      11,025     6,764
  Management Services.......................      9,527       7,438     2,656
                                             ----------  ----------  --------
                                             $   40,470  $   32,185  $ 18,060
                                             ==========  ==========  ========
Capital expenditures
  Transaction Management.................... $   15,830  $   12,669  $  4,749
  Financial Services........................     11,030      10,179     3,718
  Management Services.......................      8,270       6,867     1,460
                                             ----------  ----------  --------
                                             $   35,130  $   29,715  $  9,927
                                             ==========  ==========  ========
Equity interest in earnings (losses) of
 unconsolidated subsidiaries
  Transaction Management.................... $    1,045  $      315  $    298
  Financial Services........................      3,758         706      (207)
  Management Services.......................      2,725       2,422      (204)
                                             ----------  ----------  --------
                                             $    7,528  $    3,443  $   (113)
                                             ==========  ==========  ========

                        CB RICHARD ELLIS SERVICES, INC.

                                                                  December 31
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
Identifiable assets
  Transaction Management...................................... $318,416 $326,943
  Financial Services..........................................  237,178  176,003
  Management Services.........................................  277,339  291,225
  Corporate...................................................  100,340   62,421
                                                               -------- --------
                                                               $933,273 $856,592
                                                               ======== ========

  Identifiable assets by industry segment are those assets used in the Company operations in each segment. Corporate identified assets are principally made up of cash and cash equivalents, inventoried property, general prepaids and deferred taxes.

                                                                  December 31
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
Investment in and advances to unconsolidated subsidiaries
  Transaction Management....................................... $10,479 $ 5,937
  Financial Services...........................................  15,867  15,635
  Management Services..........................................  10,199  10,061
                                                                ------- -------
                                                                $36,545 $31,633
                                                                ======= =======

Geographic Information

                                                      Year Ended December 31
                                                  ------------------------------
                                                     1999       1998      1997
                                                  ---------- ---------- --------
Revenue
  United States.................................. $  940,341 $  884,304 $730,224
  All other countries............................    272,698    150,199       -
                                                  ---------- ---------- --------
                                                  $1,213,039 $1,034,503 $730,224
                                                  ========== ========== ========

                                                                   December 31
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
Long-lived assets
  United States................................................. $51,064 $56,973
  All other countries...........................................  19,085  16,748
                                                                 ------- -------
                                                                 $70,149 $73,721
                                                                 ======= =======

  Long-lived assets are principally made up of property, plant and equipment, property held for sale and inventoried property.

                        CB RICHARD ELLIS SERVICES, INC.

           QUARTERLY RESULTS OF OPERATIONS AND OTHER FINANCIAL DATA
                                  (Unaudited)

  The following table sets forth the Company's unaudited quarterly results of operations. The unaudited quarterly information should be read in conjunction with the audited financial statements of the Company and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                          1999                                       1998
                          ----------------------------------------  ------------------------------------------
                          Dec. 31   Sept. 30   June 30   March 31   Dec. 31    Sept. 30    June 30   March 31
                          --------  --------  ---------  ---------  --------  ----------  ---------  ---------
                                                     (Dollars in thousands)
Results of Operations:
  Revenue
   Leases...............  $152,134  $111,430  $  99,217  $  78,146  $118,646  $   97,763  $  93,389  $  61,502
  Sales.................   126,014   106,695     80,181     77,514   104,255      93,770     96,195     63,498
  Property and
   facilities management
   fees.................    29,595    26,689     26,910     26,612    27,565      23,838     19,997     14,979
  Consulting and
   referral fees........    29,459    18,612     32,325     15,400    31,246      19,515     11,406     10,419
  Appraisal fees........    15,782    15,018     15,238     14,545    16,421      13,983     10,875      6,803
  Loan origination and
   servicing fees.......    13,882    10,247      9,755      6,680    11,777      11,750      8,214      7,661
  Realty advisor fees...     8,206     7,854      7,132      5,737     9,390       7,348     10,079      6,328
  Other.................    20,581    10,473      6,409      8,567    10,989       5,836      5,112      3,954
                          --------  --------  ---------  ---------  --------  ----------  ---------  ---------
   Total revenue........   395,653   307,018    277,167    233,201   330,289     273,803    255,267    175,144
Costs and expenses:
  Commissions, fees and
   other incentives.....   184,960   137,709    116,659     96,949   143,192     119,959    113,098     82,214
  Operating,
   administrative and
   other................   164,989   139,262    133,960    121,182   139,094     117,909    111,333     80,458
  Merger-related and
   other nonrecurring
   charges..............        -         -          -          -         -           -      16,585         -
  Depreciation and
   amortization.........    10,507    10,001      9,968      9,994    10,099       9,337      7,427      5,322
                          --------  --------  ---------  ---------  --------  ----------  ---------  ---------
Operating income........    35,197    20,046     16,580      5,076    37,904      26,598      6,824      7,150
Interest income.........        69       791        536        534     1,086         703        538        727
Interest expense........     9,698    10,294     10,203      9,173     9,688       9,628      7,410      4,321
                          --------  --------  ---------  ---------  --------  ----------  ---------  ---------
Income (loss) before
 provision (benefit) for
 income tax.............    25,568    10,543      6,913     (3,563)   29,302      17,673        (48)     3,556
Provision (benefit) for
 income tax.............     8,537     5,895      3,557     (1,810)   15,669       7,534      1,132      1,591
                          --------  --------  ---------  ---------  --------  ----------  ---------  ---------
Net income (loss).......  $ 17,031  $  4,648  $   3,356  $  (1,753) $ 13,633  $   10,139  $  (1,180) $   1,965
                          ========  ========  =========  =========  ========  ==========  =========  =========
Other Financial Data:
  EBITDA................  $ 45,704  $ 30,047  $  26,548  $  15,070  $ 48,003  $   35,935  $  30,836  $  12,472
  Net cash provided by
   (used in) operating
   activities...........  $ 71,302  $ 46,934  $  10,122  $ (54,347) $ 49,528  $   27,798  $  35,011  $ (35,723)
  Net cash (used in)
   provided by investing
   activities...........  $ (5,545) $ (6,735) $ (16,327) $   1,840  $(23,724) $ (117,355) $ (59,998) $ (22,443)
  Net cash (used in)
   provided by financing
   activities...........  $(62,330) $(27,820) $   2,389  $  50,040  $(29,372) $   71,188  $  47,087  $  30,535

                        CB RICHARD ELLIS SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                        Reserve for Allowance
                                         Employee    for Bad   Legal    Other
                                           Loans      Debts   Reserve  Reserves
                                        ----------- --------- -------  --------
Balance, December 31, 1996.............   $1,710     $ 4,423  $ 9,321  $    -
  Koll balance at the date of
   acquisition.........................       -        4,401       -     7,916
  Charges to expense...................       -        1,226    1,195    2,951
  Write-offs, payments and other.......     (893)     (1,070)    (709)  (2,576)
                                          ------     -------  -------  -------
Balance, December 31, 1997.............      817       8,980    9,807    8,291
  CB Canada balances at the date of
   acquisition.........................       -          606       -        -
  REI balances at the date of
   acquisition.........................      256       2,211       -        -
  Hillier Parker balances at the date
   of acquisition......................      421         895       72   13,360
  Charges to expense...................      364       2,978    1,843       -
  Write-offs, payments and other.......     (381)     (2,322)  (1,623)  (5,677)
                                          ------     -------  -------  -------
Balance, December 31, 1998.............    1,477      13,348   10,099   15,974
  Charges to expense...................       -        2,560    2,164       26
  Write-offs, payments and other.......     (904)       (348)  (4,000)  (2,006)
                                          ------     -------  -------  -------
Balance, December 31, 1999.............   $  573     $15,560  $ 8,263  $13,994
                                          ======     =======  =======  =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The information under the headings "Nomination and Election of Directors," "Directors and Nominees for Directors," "Committees and Meetings of the Board of Directors," "Management," "Certain Relationships and Related Transactions," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year is incorporated herein by reference.

Item 11. Executive Compensation

  The information contained under the headings "Directors Fees and Executive Compensation" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information contained under the heading "Principal Stockholders" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information contained under the headings "Executive Compensation" and "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)

  1. Financial Statements
     See Index to Consolidated Financial Statements set forth on page 28.

  2. Financial Statement Schedule
     See Index to Consolidated Financial Statements set forth on page 28.

  3. Exhibits
     See Exhibit Index beginning on page 59 hereof.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CB RICHARD ELLIS SERVICES, INC.
                                          (Registrant)

                                                  /s/ Raymond E. Wirta
                                          By: _________________________________
                                                      Raymond E. Wirta
                                                  Chief Executive Officer

                                          Date: March 27, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Raymond E. Wirta           Chief Executive Officer and   March 27, 2000
____________________________________  Director
          Raymond E. Wirta

     /s/ Ronald J. Platisha          Executive Vice President,     March 27, 2000
____________________________________  Financial Operations
         Ronald J. Platisha

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

  3.1*       Fifth Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1(i) to the Company's Form 8-K dated May 20, 1998

  3.2        Fifth Amended and Restated Bylaws of the Company

  4.1*       Specimen Form of Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (File No. 333-
              12757)

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


 Exhibit
 Number                            Description of Exhibit
 -------                           ----------------------
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


 Exhibit
 Number                           Description of Exhibit
 -------                          ----------------------
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

 10.23+     Amended and Restated Employment Agreement by and between the
             Company and James J. Didion entered into as of March 3, 1999.

 11         Statement concerning Computation of Per Share Earnings (filed as
             Note 12 of the Consolidated Financial Statements)

 12         Computation of Ratio of Earnings to Fixed Charges and Preferred
             Dividends

 21         Subsidiaries of the Company

 23         Consent of Arthur Andersen LLP

 27         Financial Data Schedule (filed only with the SEC)

--------
* Incorporated by reference
+ Management contract or compensatory plan required by Item 601 of Regulation
  S-K

  (b) Report on Form 8-K

    The registrant filed a Current Report on Form 8-K dated November 10, 1999 concerning the Company's press release announcing the results of operations for the three and nine months ended September 30, 1999 under the new segment reporting.