Form 10-K405/A
period 1999-12-31
CB RICHARD ELLIS SERVICES INC
filed 2000-03-30
CIK 852203

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                 FORM 10-K/A

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

             Signature                           Title                  Date
             ---------                           -----                  ----

      /s/ Raymond E. Wirta           Director and                  March 27, 2000
____________________________________   Chief Executive Officer
          Raymond E. Wirta

     /s/ James J. Didion             Chairman of the Board         March 27, 2000
------------------------------------
         James J. Didion

    /s/ Stanton D. Anderson          Director                      March 27, 2000
------------------------------------
        Stanton D. Anderson

   /s/ Gary J. Beban                 Director                      March 27, 2000
------------------------------------
       Gary J. Beban

  /s/ Richard C. Blum                Director                     March 27, 2000
-----------------------------------
      Richard C. Blum

  /s/ Bradford M. Freeman            Director                     March 27, 2000
-----------------------------------
      Bradford M. Freeman

  /s/ Donald M. Koll                Director                      March 27, 2000
-----------------------------------
      Donald M. Koll

  /s/ Paul C. Leach                 Director                      March 27, 2000
-----------------------------------
      Paul C. Leach

  /s/ Frederic V. Malek             Director                      March 27, 2000
-----------------------------------
      Frederic V. Malek

 /s/  Ronald J. Platisha           Executive Vice President,      March 27, 2000
____________________________________  Financial Operations
      Ronald J. Platisha

  /s/ Ray Elizabeth Uttenhove       Director                      March 27, 2000
-----------------------------------
     Ray Elizabeth Uttenhove

  /s/ W. Brett White                Director                      March 27, 2000
-----------------------------------
      W. Brett White

  /s/ Gary L. Wilson                Director                      March 27, 2000
-----------------------------------
      Gary L. Wilson

