Form 10-K405/A
period 1999-12-31
CB RICHARD ELLIS SERVICES INC
filed 2000-03-31
CIK 852203

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

  /s/ Richard C. Blum                Director                     March 27, 2000
-----------------------------------
      Richard C. Blum

  /s/ Bradford M. Freeman            Director                     March 27, 2000
-----------------------------------
      Bradford M. Freeman

  /s/ Donald M. Koll                Director                      March 27, 2000
-----------------------------------
      Donald M. Koll

  /s/ Paul C. Leach                 Director                      March 27, 2000
-----------------------------------
      Paul C. Leach

  /s/ David R. Lind                 Director                      March 27, 2000
-----------------------------------
      David R. Lind

  /s/ Frederic V. Malek             Director                      March 27, 2000
-----------------------------------
      Frederic V. Malek

 /s/  Ronald J. Platisha           Executive Vice President,      March 27, 2000
-----------------------------------   Financial Operations
      Ronald J. Platisha

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

