Form 10-Q
period 2000-03-31
CB RICHARD ELLIS SERVICES INC
filed 2000-05-12
CIK 852203

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________________ to ________________

                      Commission File Number 001 - 12231

                                 _____________

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

                                 _____________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No .


     Number of shares of common stock outstanding at April 28, 2000 was 20,409,838.

                        CB RICHARD ELLIS SERVICES, INC.

                                   FORM 10-Q

                                March 31, 2000

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                               PAGE
                                                                                                             ----
Item 1.       Consolidated Condensed Financial Statements

              Consolidated Balance Sheets at March 31, 2000 (Unaudited) and December 31, 1999...............    3

              Unaudited Consolidated Statements of Operations for the three months ended

              March 31, 2000 and 1999.......................................................................    4

              Unaudited Consolidated Condensed Statements of Cash Flows for the three months

              ended March 31, 2000 and 1999.................................................................    5

              Notes to Consolidated Condensed Financial Statements..........................................    6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........   12

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................................   19

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..............................................................   20

Signatures..................................................................................................   21

                        CB RICHARD ELLIS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)

                                                                                              March 31,           December 31,
                                                                                                2000                  1999
                                                                                             -----------          ------------
                                                                                             (Unaudited)
                                  A S S E T S
                                  -----------
Current Assets:
      Cash and cash equivalents........................................................       $  24,791            $  27,844
      Receivables, less allowance of $11,966 and $15,560 for doubtful accounts
         at March 31, 2000 and December 31, 1999.......................................         141,280              164,970
      Deferred taxes, net..............................................................          11,874               11,758
      Prepaid expenses.................................................................           9,546                8,370
      Other current assets.............................................................           7,505               18,807
                                                                                              ---------            ---------
         Total current assets..........................................................         194,996              231,749
Property and equipment, net............................................................          69,993               70,149
Goodwill, net of accumulated amortization of $44,849 and $41,008 at
      March 31, 2000 and December 31, 1999.............................................         439,236              445,010
Other intangible assets, net of accumulated amortization of $281,480 and $279,156
      at March 31, 2000 and December 31, 1999..........................................          51,671               57,524
Prepaid pension costs..................................................................          25,930               26,323
Deferred taxes, net....................................................................          27,946               28,190
Investment in and advances to unconsolidated subsidiaries..............................          38,912               36,545
Other assets...........................................................................          49,072               37,783
                                                                                              ---------            ---------
         Total assets..................................................................       $ 897,756            $ 933,273
                                                                                              =========            =========

      L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
      -------------------------------------------------------------------
Current Liabilities:
      Compensation and employee benefits...............................................       $  61,084            $ 113,518
      Accounts payable and accrued expenses............................................          89,706              103,287
      Reserve for bonus and profit sharing.............................................          16,418               52,233
      Current maturities of long-term debt.............................................           4,617                5,268
      Current portion of capital lease obligations.....................................           1,551                1,497
                                                                                              ---------            ---------
         Total current liabilities.....................................................         173,376              275,803
Long-term debt:
      Revolving credit facility........................................................         221,000              160,000
      Senior term notes................................................................          16,502               16,502
      Senior subordinated notes, less unamortized discount of $1,837 and $1,892 at
         March 31, 2000 and December 31, 1999..........................................         173,163              173,108
      Other long-term debt.............................................................           5,866                6,205
                                                                                              ---------            ---------
         Total long-term debt..........................................................         416,531              355,815
Other liabilities......................................................................          97,858               88,046
                                                                                              ---------            ---------
         Total liabilities.............................................................         687,765              719,664

Minority interest......................................................................           3,280                3,872

Commitments and contingencies
Stockholders' Equity:
      Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding................................................................
      Common stock, $0.01 par value; 100,000,000 shares authorized; 20,408,692 and 20,435,692 shares outstanding at March 31, 2000 and December 31,
         1999..........................................................................             213                  213
      Additional paid-in capital.......................................................         355,537              355,893
      Notes receivable from sale of stock..............................................          (7,537)              (8,087)
      Accumulated deficit..............................................................        (122,465)            (122,485)
      Accumulated other comprehensive loss.............................................          (5,154)              (1,928)
      Treasury stock at cost, 886,350 shares and 885,100 shares at March 31, 2000
         and December 31, 1999.........................................................         (13,883)             (13,869)
                                                                                              ---------            ---------
         Total stockholders' equity....................................................         206,711              209,737
                                                                                              ---------            ---------
         Total liabilities and stockholders' equity....................................       $ 897,756            $ 933,273
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

                        CB RICHARD ELLIS SERVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                       -------------------------
                                                                                           2000          1999
                                                                                       -----------   -----------
Revenue............................................................................... $   260,919   $   233,201

Costs and Expenses:

      Commissions, fees and other incentives..........................................     113,398       102,180

      Operating, administrative and other.............................................     127,713       115,951

      Depreciation and amortization...................................................      10,569         9,994
                                                                                       -----------   -----------

Operating income......................................................................       9,239         5,076

Interest income.......................................................................         489           534

Interest expense......................................................................       9,685         9,173
                                                                                       -----------   -----------
Income (loss) before provision (benefit) for income tax...............................          43        (3,563)
Provision (benefit) for income tax....................................................          23        (1,810)
                                                                                       -----------   -----------

Net income (loss)..................................................................... $        20   $    (1,753)
                                                                                       ===========   ===========

Basic earnings (loss) per share....................................................... $         -   $     (0.08)
                                                                                       ===========   ===========

Weighted average shares outstanding for basic earnings (loss) per share...............  20,819,268    20,640,438
                                                                                       ===========   ===========

Diluted earnings (loss) per share..................................................... $        -    $     (0.08)
                                                                                       ===========   ===========

Weighted average shares outstanding for diluted earnings (loss) per share.............  20,851,184    20,640,438
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

                        CB RICHARD ELLIS SERVICES, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                        ------------------------
                                                                                           2000          1999
                                                                                        ----------    ----------
Cash flows from operating activities:
   Net income (loss).............................................................       $       20    $   (1,753)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization excluding deferred financing costs............           10,569         9,994
     (Gain) loss on disposition of property and business.........................           (4,735)           57
     Deferred compensation.......................................................            8,513         2,654
     Deferred taxes..............................................................              166           795
   Decrease in receivables.......................................................           20,928         6,158
   Decrease in compensation and employee benefits payable........................          (87,165)      (55,318)
   Decrease in accounts payable and accrued expenses.............................          (12,246)      (19,846)
   Net change in other operating assets and liabilities..........................           (3,572)        2,912
                                                                                        ----------    ----------

         Net cash used in operating activities...................................          (67,522)      (54,347)
                                                                                        ----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment...........................................           (4,538)       (5,901)
   Proceeds from sale of inventoried property....................................                -         7,355
   Proceeds from collections on notes receivable.................................            1,000            50
   Proceeds from sale of property and business...................................           11,304             -
   Increase in intangible assets and goodwill....................................             (383)         (964)
   Acquisition of businesses including net assets acquired, intangibles
     and goodwill................................................................                -        (1,224)
   Other investing activities, net...............................................           (1,069)        2,524
                                                                                        ----------    ----------

         Net cash provided by investing activities...............................            6,314         1,840
                                                                                        ----------    ----------
Cash flows from financing activities:
   Proceeds from revolving credit facility.......................................           88,000        78,000
   Repayment of revolving credit facility........................................          (27,000)      (19,000)
   Repayment of inventoried property loan........................................                -        (7,093)
   Repayment of other loans......................................................           (1,168)         (873)
   Repayment of capital leases...................................................             (402)         (268)
   Other financing activities, net...............................................             (636)         (726)
                                                                                        ----------    ----------

         Net cash provided by financing activities...............................           58,794        50,040
                                                                                        ----------    ----------

Net decrease in cash and cash equivalents........................................           (2,414)       (2,467)

Cash and cash equivalents, at beginning of period................................           27,844        19,551

Effect of exchange rate changes on cash..........................................             (639)          341
                                                                                        ----------    ----------

Cash and cash equivalents, at end of period......................................       $   24,791    $   17,425
                                                                                        ==========    ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest (none capitalized).................................................       $    6,074    $    5,390
     Income taxes, net...........................................................       $    5,376    $    1,861

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


1.   Organization

     Organization. CB Richard Ellis Services, Inc. (the Company) is a holding company that conducts its operations primarily through approximately 75 direct and indirect operating subsidiaries. In the United States (US) the Company operates through CB Richard Ellis, Inc., L.J. Melody & Company (L.J. Melody) and CB Richard Ellis Investors, L.L.C. (CBRE Investors); in the United Kingdom (UK) through CB Hillier Parker Limited (HP) and in Canada through CB Richard Ellis Limited. The Company operates through smaller subsidiaries in approximately 25 other countries and pursuant to cooperation agreements in several additional countries. Approximately 76 percent of the Company's revenues are from the US and 24 percent from the rest of the world.

     Nature of Operations. The Company provides a full range of real estate services to commercial real estate tenants, owners and investors through approximately 250 offices worldwide including but not limited to the US, Argentina, Australia, Belgium, Brazil, Canada, Chile, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey and the UK. In July 1999, the Company undertook a reorganization to streamline its US operations which resulted in a change in its segment reporting from four to three segments. The Company's services under this new segmentation include (i) brokerage services whereby the Company facilitates the sale and lease of properties, transaction management and advisory services, and investment property transactions, including acquisitions and sales on behalf of investors (Transaction Management); (ii) capital market activities, including mortgage banking, brokerage and servicing, investment management and advisory services, real estate market research and valuation and appraisal services (Financial Services); and (iii) facilities management services to corporate real estate users, and property management and related services to owners (Management Services). The Company's diverse client base includes local, national and multinational corporations, financial institutions, pension funds and other tax exempt entities, local, state and national government entities, and individuals. While the Company provides Transaction Management and Management Services in most of its 250 offices, Financial Services are primarily provided in the US and the UK (except appraisal which is offered by most offices).

     A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income and net income to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact on its operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand rather than general inflation.


2.   Basis of Preparation

     The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

     In the opinion of management, all adjustments and eliminations, consisting of normal recurring adjustments, necessary for the fair presentation of the financial statements for the interim periods have been made. Interim results of operations are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

3.   Dispositions

     In February 2000, the Company sold all of the assets of CBRE
Telecommunications Services, L.L.C. (Telecommunications) for cash proceeds of $8.4 million, resulting in a pre-tax gain of $4.7 million.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

4.   Goodwill and Other Intangible Assets

     Net goodwill at March 31, 2000 consisted of $420.4 million related to the 1995 through 1999 acquisitions which is being amortized over an estimated useful life of 30 years and $18.8 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

     Net other intangible assets at March 31, 2000 included approximately $7.5 million of deferred financing costs and $44.2 million of intangibles stemming from the 1995 through 1999 acquisitions. These are amortized on a straight line basis over the estimated useful lives of the assets, ranging from 3 to 15 years.

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


5.   Other Assets

     Other assets at March 31, 2000 include $6.3 million in receivables from the 1999 sales of five non-strategic offices. Also included in other assets are $31.2 million invested in cash surrender value of insurance products which function like mutual funds as an investment alternative for the Deferred Compensation Plan (DCP) (see Note 6), and $4.9 million of notes receivable from stock options exercised.


6.   Employee Benefit Plans

     In 1994, the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in newly issued shares of common stock of the Company which elections are recorded as additions to stockholders' equity. In 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in such insurance products. For the three months ended March 31, 2000, approximately $11.7 million was deferred and mainly allocated to other investments. There is also a liability to issue to participants 0.4 million shares of common stock worth $9.3 million at March 31, 2000. The accumulated non-stock liability at March 31, 2000 was approximately $58.4 million and the assets (in the form of insurance proceeds) set aside to cover the liability was $31.2 million. The total liability of $70.1 million was charged to expense in the period of deferral and classified as other liabilities except for stock which is included in stockholders' equity.

     The Company, through the HP acquisition, maintains a contributory defined benefit pension plan (DBP) to provide retirement benefits to former HP employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. At March 31, 2000, DBP plan assets exceeded DBP plan liabilities by approximately $25.9 million and the net prepaid pension asset is reflected in the accompanying balance sheet.


7.   Debt

     In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

$70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $221.0 million at March 31, 2000. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at March 31, 2000 was 8.81%.

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

     The Company has Senior Subordinated Notes (Subordinated Notes) due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.2 million at March 31, 2000.

     The Company has a credit agreement with Chase Bank of Texas, National Association. The credit agreement provides for a revolving line of credit, which bears interest at 1.0% in excess of the yield equivalent (expressed as a percentage rate per annum) of the bank's cost of funds. The Company may borrow $20.0 million under the line of credit until May 28, 2000, when the revolving line of credit expires. At March 31, 2000, the Company had no revolving line of credit principal outstanding.

     The Company has a credit agreement with Bank One Texas, National Association. The credit agreement provides for an investment line of credit, which bears interest at a varying rate per annum equal to the lesser of (a) the maximum nonusurious interest rate or (b) 0.35% for the equivalent amount for the monthly period. The Company may borrow $30.0 million under the investment line of credit until July 31, 2000, when the investment line of credit expires. At March 31, 2000, the Company had no investment line of credit principal outstanding.

     In September 1999, with the acquisition of Eberhardt Company, the Company entered into a credit agreement with U.S. Bank, National Association. The credit agreement provides for a revolving line of credit, which bears interest at 2.0% (fixed rate) per annum and a working capital facility in which interest will be paid at a rate equal to the floating LIBOR plus 2.125% per annum. The Company may borrow $8.5 million under the revolving line of credit and $0.3 million under the working capital facility until June 30, 2000, when the revolving line of credit and working capital facilities expire. At March 31, 2000, the Company had no revolving line of credit or working capital facility principal outstanding.

     The Company has a credit agreement with Residential Funding Corporation
(RFC). The credit agreement provides for a revolving line of credit, which bears interest at 1.25% per annum over LIBOR. The Company may borrow $50.0 million under the revolving line of credit until August 31, 2000, when the revolving line of credit expires. At March 31, 2000, the Company had $0.3 million revolving line of credit principal outstanding.


8.   Income Taxes

     The provisions (benefits) for income taxes for the three month periods ended March 31, 2000 and 1999 were computed in accordance with Interpretation No. 18 of Accounting Principals Board (APB) opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no US taxes have been provided on earnings of foreign subsidiaries because it is the intent of the Company to permanently re-invest the unremitted earnings of foreign subsidiaries.


9.   Commitments and Contingencies

     In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential)

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

and the Company in the Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court.

     In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim (including interest) and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution (the plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees). Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

     In 1999, the Company entered into an agreement with Fannie Mae in which the Company agreed to fund the purchase of a $103.6 million loan portfolio from proceeds from its RFC line of credit, which was temporarily increased to $135.0 million. A 100% participation in this loan portfolio was subsequently sold to Fannie Mae with the Company retaining the credit risk on the first 2% of loss incurred on the underlying portfolio of commercial mortgage loans. The Company has collateralized a portion of its obligation to cover the first 2% of losses by pledging a letter of credit in the amount of $1.0 million to Fannie Mae.

     The Company has a participation agreement with RFC whereby RFC agrees to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end. The participation agreement expires August 31, 2000.


10.  Stockholders' Equity

     The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The cumulative gains or losses resulting from translations are included in stockholders' equity.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

     The Company completed the 1999 stock repurchase on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of approximately $5.0 million.


11.  Comprehensive Loss

     Comprehensive loss consists of net income (loss) and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the three months ended March 31, 2000, total comprehensive loss was $3.2 million which primarily consists of foreign currency translation loss. For the three months ended March 31, 1999, total comprehensive loss was $5.9 million which includes foreign currency translation loss of $4.1 million.


12.  Per Share Information

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options and stock warrants. When the Company is in a net loss position for a particular reporting period, the stock options and warrants outstanding are excluded as they are anti-dilutive.

     The following is a calculation of basic and diluted earnings (loss) per share (in thousands, except share and per share data):

                                                                               Three Months Ended March 31
                                                         ------------------------------------------------------------------
                                                                     2000                                1999
                                                         ------------------------------     -------------------------------
                                                                              Per-Share                           Per-Share
                                                          Income    Shares      Amount       Loss       Shares     Amount
                                                         -------- ----------  ---------     -------   ----------  ---------
Basic earnings (loss) per share
   Net income (loss)..................................      $20   20,819,268    $    -      $(1,753)  20,640,438   $(0.08)
                                                            ===   ==========    ======      =======   ==========   ======
Diluted earnings (loss) per share
   Net income (loss)..................................      $20   20,819,268                $(1,753)  20,640,438
   Diluted effect of exercise of options outstanding..                31,916                                   -
                                                            ---   ----------                -------   ----------   ------
   Net income (loss)..................................      $20   20,851,184    $    -      $(1,753)  20,640,438   $(0.08)
                                                            ===   ==========    ======      =======   ==========   ======

     The following items were not included in the computation of diluted earnings (loss) per share because their effect was anti-dilutive:

                                                                     Three Months Ended March 31
                                                               -------------------------------------
                                                                    2000                  1999
                                                               --------------        ---------------
   Stock options
     Outstanding.............................................       2,524,144              2,342,562
     Price ranges............................................   $11.81-$36.75           $0.30-$37.31
     Expiration ranges.......................................  6/8/04-9/30/09        4/18/99-7/22/08

   Stock warrants
     Outstanding.............................................         599,967                599,967
     Price...................................................          $30.00                 $30.00
     Expiration..............................................         8/28/04                8/28/04

13.  Reclassification

     Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the March 2000 presentation.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

14.  Industry Segments

     In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CBRE Investors, capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. The current quarter results of Management Services include a nonrecurring gain of $4.7 million from the sale of Telecommunications. The following unaudited table summarizes the revenue, cost and expenses, and operating income by operating segment for the three months ended March 31, 2000 and 1999:

                                                                            Three Months Ended March 31
                                                                           -----------------------------
                                                                             2000                 1999
                                                                           --------             --------
                                                                              (Dollars in thousands)
Revenue
     Transaction Management............................................    $178,459             $159,135
     Financial Services................................................      41,397               37,945
     Management Services...............................................      41,063               36,121
                                                                           --------             --------

                                                                           $260,919             $233,201
                                                                           ========             ========

Operating income (loss)
     Transaction Management............................................    $  4,631             $  4,060
     Financial Services................................................         805                1,126
     Management Services...............................................       3,803                 (110)
                                                                           --------             --------
                                                                              9,239                5,076

Interest income........................................................         489                  534
Interest expense.......................................................       9,685                9,173
                                                                           --------             --------
Income (loss) before provision (benefit) for income tax................    $     43             $ (3,563)
                                                                           ========             ========

Geographic Information

Revenue
     United States.....................................................    $198,500             $180,400
     All other countries...............................................      62,419               52,801
                                                                           --------             --------
                                                                           $260,919             $233,201
                                                                           ========             ========

                        CB RICHARD ELLIS SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

     The Company provides real estate services through approximately 250 offices worldwide including but not limited to the United States (US), Argentina, Australia, Belgium, Brazil, Canada, Chile, Czech Republic, Denmark, France, Germany, Hong Kong, Hungary, India, Italy, the Netherlands, New Zealand, People's Republic of China, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom. Over the course of the last five years, the Company, in recognition of a rapidly changing structural and economic environment, has changed from being almost exclusively a traditional US real estate broker to being a diversified global real estate services firm. The Company's Transaction Management is one of the largest such businesses in the US.

     As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with cash acquisition financing, management anticipates that past acquisitions have and future acquisitions may adversely affect net income, especially in the first several years following the acquisition. This problem is compounded when, as in the case of the 1997 acquisition of Koll Real Estate Services (Koll), the amortization of goodwill must be deducted for financial reporting purposes but is not deductible for tax purposes with the result that the provision for taxes for financial reporting purposes will for some period of time be 50-55% when the actual cash tax rate is 40-45%. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels of the combined operation (costs which the Company intends to take as a single charge at the time of the acquisition to the maximum extent permissible). Management does not intend to pursue acquisitions unless they are accretive to income before interest expense and provision for amortization of goodwill and intangibles and to operating cash flows (excluding the costs of integration).

     Revenue from Transaction Management, which constitutes a substantial majority of the Company's revenue, is subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Approximately 53% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 22% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

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

Results of Operations

     The following unaudited table sets forth items derived from the Company's consolidated statements of operations for each of the periods presented in dollars and as a percentage of revenue:

                                                                              Three Months Ended March 31
                                                                     ------------------------------------------
                                                                           2000                       1999
                                                                     ----------------           ---------------
                                                                               (Dollars in thousands)
Revenue............................................................  $260,919   100.0%          $233,201  100.0%

Costs and expenses:
    Commissions, fees and other incentives.........................   113,398    43.5            102,180   43.8
    Operating, administrative and other............................   127,713    48.9            115,951   49.7
    Depreciation and amortization..................................    10,569     4.1              9,994    4.3
                                                                     --------   -----           --------  -----

Operating income...................................................     9,239     3.5              5,076    2.2
Interest income....................................................       489     0.2                534    0.2
Interest expense...................................................     9,685     3.7              9,173    3.9
                                                                     --------   -----           --------  -----

Income (loss) before provision (benefit) for income tax............        43       -             (3,563)  (1.5)
Provision (benefit) for income tax.................................        23       -             (1,810)  (0.8)
                                                                     --------   -----           --------  -----

Net income (loss)..................................................  $     20       -%          $ (1,753)  (0.7)%
                                                                     ========   =====           ========  =====

EBITDA.............................................................  $ 19,808     7.6%          $ 15,070    6.5%
                                                                     ========   =====           ========  =====

     The Company's results have benefitted from its ability to take advantage of a growing US commercial real estate market and the generally rising occupancy and rental levels and property values, as well as from significant expansion into international markets.


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     The Company reported a consolidated net income of $0.0 million for the three months ended March 31, 2000 on revenues of $260.9 million compared to a consolidated net loss of $1.8 million, or $0.08 diluted loss per share, on revenues of $233.2 million for the three months ended March 31, 1999. The current quarter results include a $4.7 million nonrecurring gain from the sale of the assets of CBRE Telecommunications Services, L.L.C. (Telecommunications).

     Revenues on a consolidated basis increased by $27.7 million or 11.9% for the three months ended March 31, 2000 compared to prior year. This increase reflected the continued improvement of the real estate market as shown in an increased number of lease transactions, as well as higher mortgage banking activity.

     Commissions, fees and other incentives on a consolidated basis were $113.4 million, an increase of $11.2 million or 11.0% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due to the higher overall revenue.

     Operating, administrative and other on a consolidated basis increased $11.8 million or 10.1% to $127.7 million, compared to the three months ended March 31, 1999. The increase in amount is mainly attributable to the increase in revenue, additional personnel requirements in the international operations and lower earnings from unconsolidated subsidiaries during the current quarter.

     Consolidated interest income totaled $0.5 million for both the three months ended March 31, 2000 and 1999.

     Consolidated interest expense was $9.7 million, an increase of $0.5 million or 5.6% for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999. The increase primarily resulted from the renewal of the revolving credit facility at a higher borrowing rate offset slightly by lower average borrowing levels for the current quarter.

     Provision for income tax on a consolidated basis was $0.0 million for the three months ended March 31, 2000, as compared to the benefit for income tax of $1.8 million for the three months ended March 31, 1999. The increase in income tax provision was primarily the result of the increase in pre-tax book income. In early 1998, the Company repurchased its outstanding preferred stock which triggered a limitation on the annual amount of net operating loss (NOL) it can use to offset future U.S. taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

     EBITDA was $19.8 million for the three months ended March 31, 2000, as compared to $15.1 million for the three months ended March 31, 1999. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash (subject to the payment of interest and income taxes) generated that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP.

Segment Operations

     In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody & Company, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. The current quarter results of Management Services include a nonrecurring gain of $4.7 million from the sale of Telecommunications. The following unaudited table summarizes the revenue, cost and expenses, and operating income by operating segment for the three months ended March 31, 2000 and 1999:

                                                                             Three Months Ended March 31
                                                                         ----------------------------------
                                                                               2000              1999
                                                                         ---------------   ----------------
                                                                               (Dollars in thousands)
Transaction Management
    Revenue:
       Leases........................................................... $ 93,003   52.1%  $ 76,897    48.3%
       Sales............................................................   73,048   40.9     70,467    44.3
       Other consulting and referral fees...............................   12,408    7.0     11,771     7.4
                                                                         --------  -----   --------   -----
         Total revenue..................................................  178,459  100.0    159,135   100.0
    Costs and expenses:
       Commissions, fees and other incentives...........................   94,912   53.2     85,592    53.8
       Operating, administrative and other..............................   73,965   41.4     65,221    41.0
       Depreciation and amortization....................................    4,951    2.8      4,262     2.7
                                                                         --------  -----   --------   -----
    Operating income.................................................... $  4,631    2.6%  $  4,060     2.5%
                                                                         ========  =====   ========   =====
    EBITDA.............................................................. $  9,582    5.4%  $  8,322     5.2%
                                                                         ========  =====   ========   =====
Financial Services
    Revenue:
       Appraisal fees................................................... $ 15,941   38.5%  $ 16,212    42.7%
       Loan origination and servicing fees..............................    9,230   22.3      7,948    20.9
       Investment management fees.......................................    6,717   16.2      5,532    14.6
       Other............................................................    9,509   23.0      8,253    21.8
                                                                         --------  -----   --------   -----
         Total revenue..................................................   41,397  100.0     37,945   100.0
    Costs and expenses:
       Commissions, fees and other incentives...........................   12,207   29.5     11,250    29.6
       Operating, administrative and other..............................   25,405   61.4     22,261    58.7
       Depreciation and amortization....................................    2,980    7.2      3,308     8.7
                                                                         --------  -----   --------   -----
    Operating income.................................................... $    805    1.9%  $  1,126     3.0%
                                                                         ========  =====   ========   =====
    EBITDA.............................................................. $  3,785    9.1%  $  4,434    11.7%
                                                                         ========  =====   ========   =====
Management Services
    Revenue:
       Property management fees......................................... $ 21,400   52.1%  $ 22,556    62.5%
       Facilities management fees.......................................    3,125    7.6      3,261     9.0
       Leases...........................................................    5,227   12.7      4,450    12.3
       Sales............................................................    1,437    3.5        873     2.4
       Other............................................................    9,874   24.1      4,981    13.8
                                                                         --------  -----   --------   -----
         Total revenue..................................................   41,063  100.0     36,121   100.0

    Costs and expenses:
       Commissions, fees and other incentives...........................    6,279   15.3      5,338    14.8
       Operating, administrative and other..............................   28,343   69.0     28,469    78.8
       Depreciation and amortization....................................    2,638    6.4      2,424     6.7
                                                                         --------  -----   --------   -----
    Operating income (loss)............................................. $  3,803    9.3%  $   (110)   (0.3)%
                                                                         ========  =====   ========   =====
    EBITDA.............................................................. $  6,441   15.7%  $  2,314     6.4%
                                                                         ========  =====   ========   =====
Total operating income.................................................. $  9,239          $  5,076
                                                                         ========          ========
Total EBITDA............................................................ $ 19,808          $ 15,070
                                                                         ========          ========

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

Transaction Management

     Revenue increased by $19.3 million or 12.1% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, due to a higher number of brokerage leasing transactions. Commissions, fees and other incentives increased by $9.3 million or 10.9% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to the increase in revenues. As a percentage of revenue these expenses remained flat compared to prior year. Operating, administrative, and other increased by $8.7 million or 13.4% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999. The increase in amount is mainly due to the revenue increase and additional personnel requirements in the international operations. However, as a percentage of revenue, these expenses are comparable to prior year.

Financial Services

     Revenue increased by $3.5 million or 9.1% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, mainly due to improvements in the mortgage banking operations. Commissions, fees and other incentives increased by $1.0 million or 8.5% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999 mainly due to the increase in revenues. As a percentage of revenue, these expenses remained flat compared to prior year. Operating, administrative, and other increased by $3.1 million or 14.1% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to lower earnings from unconsolidated subsidiaries.

Management Services

     Revenue increased by $4.9 million or 13.7% for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to a nonrecurring gain from the sale of Telecommunications. Commissions, fees and other incentives remained comparable to the prior year. Operating, administrative, and other decreased slightly as compared to prior year. Excluding the impact of the sale of Telecommunications, as a percentage of revenue, these expenses are comparable to prior year.

Liquidity and Capital Resources

     The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The Company had additional net borrowings of $61.0 million under the revolving credit facility, during the three months ended March 31, 2000 in order to fund higher first quarter working capital requirements. The Company's EBITDA was $19.8 million and $15.1 million for the three months ended March 31, 2000 and 1999, respectively. The increase in EBITDA reflects the overall period to period revenue increase as discussed in the Results of Operations.

     Net cash used in operating activities was $67.5 million for the three months ended March 31, 2000, compared to $54.3 million for the three months ended March 31, 1999. The change is primarily due to higher incentive payments offset by increased receivable collections.

     Net cash provided by investing activities was $6.3 million for the three months ended March 31, 2000, compared to $1.8 million for the three months ended March 31, 1999. The change is primarily due to the sale of Telecommunications and receipt of proceeds from the 1999 sale of a risk management operation as compared to the sale of inventoried property in prior year.

     Net cash provided by financing activities was $58.8 million for the three months ended March 31, 2000, compared to $50.0 million for the three months ended March 31, 1999. The increase is primarily due to the prior year repayment of a loan on inventoried property.

     In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $221.0 million at March 31, 2000 which is included in the accompanying consolidated balance sheets. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at March 31, 2000 was 8.81%.

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

     The Company completed the 1999 stock repurchase program on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of approximately $5.0 million.

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

Litigation

     In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in the Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court.

     In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and

5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $638,000 in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim (including interest) and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution (the plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees). Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

Net Operating Losses

     The Company had US federal income tax NOLs of approximately $57.4 million at December 31, 1999, corresponding to $20.1 million of the Company's $60.3 million in net deferred tax assets before valuation allowances, which expire in the years 2004 to 2008.

     The ability of the Company to utilize NOLs was limited in 1999 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company will be able to use approximately $26 million of its NOL in 2000 and in each subsequent year. The amount of NOLs is, in any event, subject to some uncertainty until the statute of limitation lapses.

New Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS No. 133. SFAS No. 133 is not anticipated to have any impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at March 31, 2000.

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

     Approximately 24% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Such contracts are usually short term in nature ranging from ten days to two months. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At March 31, 2000, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

     The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 90 basis points (approximately 10.0% of the Company's weighted-average variable rate at March 31, 2000) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.


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

     (a)  Exhibit

          27   Financial Data Schedule (filed only with the SEC)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the first quarter ended March 31, 2000.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CB RICHARD ELLIS SERVICES, INC.


          Date: May 12, 2000                 /s/ Ronald J. Platisha
                                             -----------------------------
                                                 Ronald J. Platisha
                                              Executive Vice President,
                                                Financial Operations

                                 EXHIBIT INDEX



           Exhibit
           Number                          Description of Exhibit
           ------                        --------------------------
             27               Financial Data Schedule (filed only with the SEC)