Form 10-Q
period 2000-06-30
CB RICHARD ELLIS SERVICES INC
filed 2000-08-14
CIK 852203

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Transition Period from____________ to ________________

                       Commission File Number 001 - 12231

                          ------------------------

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

            (310) 563-8600                               Not Applicable
      (Registrant's telephone                   (Former name, former address and
    number, including area code)                  formal fiscal year if changed
                                                       since last report)

                          ------------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


   Number of shares of common stock outstanding at July 31, 2000 was 20,259,879.

                        CB RICHARD ELLIS SERVICES, INC.

                                   FORM 10-Q

                                 June 30, 2000

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                         PAGE
                                                                                                                       ----
Item 1.   Consolidated Condensed Financial Statements

          Consolidated Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999............................     3
          Unaudited Consolidated Statements of Operations for the three months ended
            June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999..............................     4
          Unaudited Consolidated Condensed Statements of Cash Flows for the six months
            ended June 30, 2000 and 1999............................................................................     5
          Notes to Consolidated Condensed Financial Statements......................................................     6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....................    13
Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................................    21

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................................................................   22
Signatures..........................................................................................................   23

                        CB RICHARD ELLIS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)


                                                                                        June 30,      December 31,
                                                                                         2000            1999
                                                                                      -----------     ------------
                                                                                      (Unaudited)
                                       A S S E T S
                                       -----------
Current Assets:
      Cash and cash equivalents..........................................................    $   19,195      $   27,844
      Receivables, less allowance of $13,156 and $15,560 for doubtful accounts
        at June 30, 2000 and December 31, 1999...........................................       140,202         164,970
      Deferred taxes, net................................................................        11,884          11,758
      Prepaid expenses...................................................................        10,888           8,370
      Other current assets...............................................................         9,852          17,621
                                                                                              ---------       ---------
        Total current assets.............................................................       192,021         230,563
Other investments........................................................................        15,631           5,247
Property and equipment, net..............................................................        71,427          70,149
Goodwill, net of accumulated amortization of $48,544 and $41,008 at June 30, 2000
      and December 31, 1999..............................................................       431,949         445,010
Other intangible assets, net of accumulated amortization of $283,939 and $279,156
      at June 30, 2000 and December 31, 1999.............................................        48,981          57,524
Investment in and advances to unconsolidated subsidiaries................................        40,539          36,545
Deferred compensation plan cash surrender value..........................................        37,682          20,442
Deferred taxes, net......................................................................        27,508          28,190
Prepaid pension costs....................................................................        24,694          26,323
Other assets.............................................................................        14,493          13,280
                                                                                             ----------      ----------
        Total assets......................................................................   $  904,925      $  933,273
                                                                                             ==========      ==========

              L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
              -------------------------------------------------------------------
Current Liabilities:
      Compensation and employee benefits.................................................    $  76,684       $ 113,518
      Accounts payable and accrued expenses..............................................       73,139         103,287
      Reserve for bonus and profit sharing...............................................       25,104          52,233
      Current maturities of long-term debt...............................................        3,473           5,268
      Current portion of capital lease obligations.......................................        1,182           1,497
                                                                                             ---------       ---------
        Total current liabilities........................................................      179,582         275,803
Long-term debt:
      Revolving credit facility..........................................................      222,000         160,000
      Senior term notes..................................................................       16,502          16,502
      Senior subordinated notes, less unamortized discount of $1,780 and $1,892 at
        June 30, 2000 and December 31, 1999..............................................      173,220         173,108
      Other long-term debt...............................................................        6,509           8,262
                                                                                             ---------       ---------
        Total long-term debt.............................................................      418,231         357,872
Deferred compensation liability..........................................................       58,438          47,202
Other liabilities........................................................................       37,165          38,787
                                                                                             ---------       ---------
        Total liabilities................................................................      693,416         719,664

Minority interest........................................................................        3,233           3,872

Commitments and contingencies

Stockholders' Equity:
      Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding...................................................................
      Common stock, $0.01 par value; 100,000,000 shares authorized; 20,270,560 and
        20,435,692 shares outstanding at June 30, 2000 and December 31, 1999.............          213             213
      Additional paid-in capital.........................................................      357,931         355,893
      Notes receivable from sale of stock................................................       (7,537)         (8,087)
      Accumulated deficit................................................................     (116,988)       (122,485)
      Accumulated other comprehensive loss...............................................       (9,816)         (1,928)
      Treasury stock at cost, 1,044,350 shares and 885,100 shares at June 30, 2000
        and December 31, 1999............................................................      (15,527)        (13,869)
                                                                                             ---------       ---------
        Total stockholders' equity.......................................................      208,276         209,737
                                                                                             ---------       ---------
        Total liabilities and stockholders' equity.......................................    $ 904,925       $ 933,273
                                                                                             =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)


                                                                Three Months Ended           Six Months Ended
                                                                     June 30                     June 30
                                                            -------------------------   -------------------------
                                                                 2000            1999            2000            1999
                                                                 ----            ----            ----            ----
Revenue..................................................    $   317,884     $   277,167     $   578,803     $   510,368
Costs and Expenses:
 Commissions, fees and other incentives..................        153,818         122,978         267,216         225,158
 Operating, administrative and other.....................        130,790         127,641         258,503         243,592
 Depreciation and amortization...........................         10,731           9,968          21,300          19,962
                                                             -----------     -----------     -----------     -----------
Operating income.........................................         22,545          16,580          31,784          21,656
Interest income..........................................             92             536             581           1,070
Interest expense.........................................         10,985          10,203          20,670          19,376
                                                             -----------     -----------     -----------     -----------
Income before provision for income tax...................         11,652           6,913          11,695           3,350
Provision for income tax.................................          6,175           3,557           6,198           1,747
                                                             -----------     -----------     -----------     -----------
Net income...............................................    $     5,477     $     3,356     $     5,497     $     1,603
                                                             ===========     ===========     ===========     ===========
Basic earnings per share.................................    $      0.26     $      0.16     $      0.26     $      0.08
                                                             ===========     ===========     ===========     ===========
Weighted average shares outstanding for basic earnings
 per share...............................................     20,879,218      21,032,324      20,849,244      20,974,583
                                                             ===========     ===========     ===========     ===========
Diluted earnings per share...............................    $      0.26     $      0.16     $      0.26     $      0.08
                                                             ===========     ===========     ===========     ===========
Weighted average shares outstanding for diluted
 earnings per share......................................     20,906,117      21,125,074      20,879,026      21,063,019
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

                        CB RICHARD ELLIS SERVICES, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                    ------------------
                                                                                   2000          1999
                                                                                   ----          ----
  Cash flows from operating activities:
    Net income...............................................................   $  5,497        $  1,603
    Adjustments to reconcile net income to net cash used in
       operating activities:
     Depreciation and amortization excluding deferred financing costs........     21,300          19,962
     Gain on sale of property and business...................................     (5,027)              -
     Deferred compensation deferrals.........................................     13,999           5,705
     Deferred taxes..........................................................        706             854
    Decrease (increase) in receivables.......................................     20,661          (8,554)
    Increase in deferred compensation plan cash surrender value..............    (17,240)              -
    Decrease in compensation and employee benefits payable and reserve for
     bonus and profit share..................................................    (62,448)        (35,210)
    Decrease in accounts payable and accrued expenses........................    (26,889)        (30,206)
    Net change in other operating assets and liabilities.....................     (1,576)          1,621
                                                                                --------        --------
       Net cash used in operating activities.................................    (51,017)        (44,225)
                                                                                --------        --------
  Cash flows from investing activities:
    Purchases of property and equipment......................................    (11,451)        (11,408)
    Proceeds from sale of inventoried property...............................          -           7,355
    Proceeds from sale of property and business..............................     11,601               -
    Purchase of investments..................................................    (11,311)              -
    Increase in intangible assets and goodwill...............................     (1,766)         (2,747)
    Acquisition of businesses including net assets acquired, intangibles
     and goodwill............................................................       (669)         (5,227)
    Other investing activities, net..........................................      1,479          (2,460)
                                                                                --------        --------
       Net cash used in investing activities.................................    (12,117)        (14,487)
                                                                                --------        --------
  Cash flows from financing activities:
    Proceeds from revolving credit facility..................................    134,000         120,000
    Repayment of revolving credit facility...................................    (72,000)        (48,000)
    Repayment of inventoried property loan...................................          -          (7,093)
    Repayment of other loans.................................................     (3,499)        (10,819)
    Repayment of capital leases..............................................       (694)           (513)
    Other financing activities, net..........................................     (2,469)         (1,146)
                                                                                --------        --------
       Net cash provided by financing activities.............................     55,338          52,429
                                                                                --------        --------
  Net decrease in cash and cash equivalents..................................     (7,796)         (6,283)
  Cash and cash equivalents, at beginning of period..........................     27,844          19,551
  Effect of exchange rate changes on cash....................................       (853)           (715)
                                                                                --------         --------
  Cash and cash equivalents, at end of period................................   $ 19,195        $ 12,553
                                                                                ========        ========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest (none capitalized).............................................   $ 21,501        $ 21,260
     Income taxes, net.......................................................   $ 15,441        $  7,749

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  Organization

    Organization. CB Richard Ellis Services, Inc. (the Company) is a holding company that conducts its operations primarily through approximately 75 direct and indirect operating subsidiaries. In the United States (US) the Company operates through CB Richard Ellis, Inc., L.J. Melody & Company (L.J. Melody) and CB Richard Ellis Investors, L.L.C. (CBRE Investors); in the United Kingdom (UK) through CB Hillier Parker Limited and in Canada through CB Richard Ellis Limited. The Company operates through smaller subsidiaries in approximately 33 other countries and pursuant to cooperation agreements in several additional countries. Approximately 77% of the Company's revenues are from the US and 23% from the rest of the world.

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


2.  Basis of Preparation

    The unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the US (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.

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

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)


4.  Goodwill and Other Intangible Assets

    Net goodwill at June 30, 2000 consisted of $413.3 million related to the 1995 through 2000 acquisitions which is being amortized over an estimated useful life of 30 years and $18.6 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

    Net other intangible assets at June 30, 2000 included approximately $7.0 million of deferred financing costs and $42.0 million of intangibles stemming from the 1995 through 2000 acquisitions. These are amortized on a straight line basis over the estimated useful lives of the assets, ranging from 3 to 15 years.

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


5.  Other Assets and Other Investments

    Included in other assets are $6.3 million in receivables from the 1999 sales of five non-strategic offices and $4.9 million of notes receivable from stock options exercised.

    In May 2000, the Company purchased a total of $9.0 million of stocks in two companies, Eureka Broadband Corporation and Eziaz, Inc., as part of its e-business initiative.


6.  Subsequent Event

    On July 12, 2000, the Company invested a total of $10.0 million in SiteStuff, a premier e-marketplace for owners and operators of commercial and multi-family real estate properties. Through SiteStuff, the Company expects to purchase property management maintenance, repair and operations products and services for the benefit of clients in the US.


7.  Employee Benefit Plans

    In 1994, the Company implemented the Deferred Compensation Plan (DCP). Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in shares of common stock of the Company which elections are recorded as additions to stockholders' equity. In May 2000, the Company began repurchasing stock from the open market in order to fund the stock portion of the DCP. At June 30, 2000, the Company repurchased 158,000 shares of common stock for $1.7 million, which is reported as an increase to treasury stock. In 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in such insurance products. Cash payments for purchase of additional insurance products are made on the third business day of the following month as compared to the related DCP participant deferral. As of July 1, 2000, payments will be made twice a month. For the six months ended June 30, 2000, approximately $14.0 million was deferred and mainly allocated to other investments. The accumulated non-stock liability at June 30, 2000 was approximately $58.4 million and the assets (in the form of insurance proceeds) set aside to cover the liability was $37.7 million. The total liability of $72.4 million was charged to expense in the period of deferral and classified as deferred compensation plan liability, except for stock which is included in stockholders' equity. On July 17, 2000, the Company announced a match of the stock portion of DCP for the Plan Year 1999 in the amount of $4.5 million. The vesting period is over five years with 20% vesting each year at December 31, 2000 through 2004.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)


   The Company, through the CB Hillier Parker Limited (HP) acquisition, maintains a contributory defined benefit pension plan (DBP) to provide retirement benefits to former HP employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. At June 30, 2000, DBP plan assets exceeded DBP plan liabilities by approximately $24.7 million and the net prepaid pension asset is reflected in the accompanying balance sheet.

   In May 2000, the Company amended and restated, effective July 1, 2000, its 1998 employee stock purchase plan designed exclusively for employees who earn less than $100,000 in total annual compensation. Under the plan, the eligible employees may purchase common stock by means of contributions to the Company at a price equal to 90% of the fair market value of such share on the last trading day of the purchase period. The plan provides for purchases by employees of up to an aggregate of 150,000 shares each year for 2000, 2001 and 2002.


8. Debt

   In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $222.0 million at June 30, 2000. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at June 30, 2000 was 9.05%.

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

   The Company has Senior Subordinated Notes (Subordinated Notes) due on June
1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.2 million at June 30, 2000.

   The Company has a credit agreement with Residential Funding Corporation
(RFC). The credit agreement provides for a revolving line of credit, which bears interest at 1.25% per annum over LIBOR. The Company may borrow $50.0 million under the revolving line of credit until August 31, 2000, when the revolving line of credit expires. During the quarter, the Company had a maximum of $69.3 million revolving line of credit principal outstanding. At June 30, 2000, the Company had $0.4 million revolving line of credit principal outstanding. The Company has a temporary line of credit increase of $20.0 million, which expires on September 1, 2000. On July 19, 2000, the Company executed an amendment to the revolving line of credit that increased the line of credit to $100.0 million, decreased the interest rate to 1.0% per annum over LIBOR, extended the expiration date to August 31, 2001 and increased the temporary line of credit to $35.0 million.


9. Income Taxes

   The provisions for income taxes for the six month periods ended June 30, 2000 and 1999 were computed in accordance with Interpretation No. 18 of Accounting Principals Board (APB) opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no US taxes have been provided on earnings of foreign subsidiaries because it is the intent of the Company to permanently re-invest the unremitted earnings of foreign subsidiaries.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)


10.  Commitments and Contingencies

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

     In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim (including interest) and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution (the plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees). Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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


11.  Stockholders' Equity

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)


     The translation of foreign currencies into US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The cumulative gains or losses resulting from translations are included in other comprehensive loss in stockholders' equity.

     The Company completed the 1999 stock repurchase on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of approximately $5.0 million. In May 2000, the Company began repurchasing stock from the open market in order to fund the stock portion of DCP. At June 30, 2000, the Company repurchased 158,000 shares of common stock totaling $1.7 million.


12.  Comprehensive Loss

     Comprehensive loss consists of net income and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the six months ended June 30, 2000, total comprehensive loss was $2.4 million which includes foreign currency translation loss of $7.9 million. For the six months ended June 30, 1999, total comprehensive loss was $3.9 million which includes foreign currency translation loss of $5.5 million.


13.  Per Share Information

     Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options and stock warrants. When the Company is in a net loss position for a particular reporting period, the stock options and warrants outstanding are excluded as they are anti-dilutive.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

     The following is a calculation of basic and diluted earnings per share (in thousands, except share and per share data):


                                                                         Three Months Ended June 30
                                                        -----------------------------------------------------------------
                                                                    2000                              1999
                                                        -------------------------------   -------------------------------
                                                                              Per-Share                         Per-Share
                                                        Income     Shares      Amount     Income     Shares      Amount
                                                        ------     ------      ------     ------     ------      ------

Basic earnings per share
 Net income..........................................   $5,477   20,879,218     $0.26     $3,356   21,032,324       $0.16
                                                        ======   ==========     =====     ======   ==========   =========

Diluted earnings per share
 Net income..........................................   $5,477   20,879,218               $3,356   21,032,324
 Diluted effect of exercise of options outstanding...                26,899                            92,750
                                                       -------   ----------              -------   ----------
 Net income..........................................   $5,477   20,906,117     $0.26     $3,356   21,125,074       $0.16
                                                        ======   ==========     =====     ======   ==========   =========

                                                                         Six Months Ended June 30
                                                        -----------------------------------------------------------------
                                                                    2000                              1999
                                                        -------------------------------   -------------------------------
                                                                              Per-Share                         Per-Share
                                                        Income     Shares      Amount     Income     Shares      Amount
                                                        ------     ------      ------     ------     ------      ------
Basic earnings per share
 Net income..........................................   $5,497   20,849,244     $0.26     $1,603   20,974,583       $0.08
                                                        ======   ==========     =====     ======   ==========   =========

Diluted earnings per share
 Net Income..........................................   $5,497   20,849,244               $1,603   20,974,583
 Diluted effect of exercise of options outstanding...                29,782                            88,436
                                                        ------   ----------               ------   ----------
 Net income..........................................   $5,497   20,879,026     $0.26     $1,603   21,063,019       $0.08
                                                        ======   ==========     =====     ======   ==========   =========

     The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the periods ended June 30:


                            Three Months Ended June 30               Six Months Ended June 30
                        ----------------------------------      -----------------------------------
                               2000               1999                 2000              1999
                        --------------   -----------------      ---------------    ----------------
Stock options
 Outstanding.........        2,433,342           1,889,786             2,413,342          1,947,999
 Price ranges........    $10.38-$36.75       $19.44-$37.31         $11.81-$36.75      $18.04-$37.31
 Expiration ranges...    6/8/04-3/1/10    11/24/06-7/22/08        6/8/04-9/30/09    4/15/06-7/22/08

Stock warrants
 Outstanding.........          598,719             599,967               598,719            599,967
 Price                          $30.00              $30.00                $30.00             $30.00
 Expiration..........          8/28/04             8/28/04               8/28/04            8/28/04


14.  Reclassification

     Certain reclassifications, which do not have any effect on net income, have been made to certain prior period financial statements to conform to the June 2000 presentation.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

15.  Industry Segments

     In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CBRE Investors, capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. The current year results of Management Services include a nonrecurring gain of $4.7 million from the sale of Telecommunications. The following unaudited table summarizes the revenue, cost and expenses, and operating income by operating segment for the periods ended June 30, 2000 and 1999:


                                                Three Months Ended     Six Months Ended
                                                     June 30                June 30
                                                ------------------     ----------------
                                                 2000        1999       2000       1999
                                                 ----        ----       ----       ----
                                                         (Dollars in thousands)
Revenue
    Transaction Management..................   $230,222    $198,189   $408,681   $357,324
    Financial Services......................     51,375      41,807     92,772     79,752
    Management Services.....................     36,287      37,171     77,350     73,292
                                               --------    --------   --------   --------
                                               $317,884    $277,167   $578,803   $510,368
                                               ========    ========   ========   ========
Operating income (loss)
    Transaction Management..................   $ 18,344    $ 16,330   $ 22,975   $ 20,390
    Financial Services......................      4,578          98      5,383      1,224
    Management Services.....................       (377)        152      3,426         42
                                               --------    --------   --------   --------
                                                 22,545      16,580     31,784     21,656
Interest income..........................            92         536        581      1,070
Interest expense.........................        10,985      10,203     20,670     19,376
                                               --------    --------   --------   --------
Income before provision for income tax...      $ 11,652    $  6,913   $ 11,695   $  3,350
                                               ========    ========   ========   ========

Geographic Information

Revenue
    United States...........................   $245,700    $215,236   $444,200   $395,637
    All other countries.....................     72,184      61,931    134,603    114,731
                                               --------    --------   --------   --------
                                               $317,884    $277,167   $578,803   $510,368
                                               ========    ========   ========   ========

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

   As part of its strategic emphasis in developing a worldwide business, the Company has, since the beginning of 1995, completed multiple acquisitions, an $87.0 million public offering of common stock and a $175.0 million offering of senior subordinated notes. The Company is continually assessing acquisition opportunities as part of its growth strategy. Because of the substantial non-cash goodwill and intangible amortization charges incurred by the Company in connection with acquisitions subject to purchase accounting and because of interest expense associated with cash acquisition financing, management anticipates that past acquisitions have and future acquisitions may adversely affect net income, especially in the first several years following the acquisition. This problem is compounded when, as in the case of the 1997 acquisition of Koll Real Estate Services (Koll), the amortization of goodwill must be deducted for financial reporting purposes but is not deductible for tax purposes with the result that the provision for taxes for financial reporting purposes will for some period of time be 50--55% when the actual cash tax rate is 40--45%. In addition, during the first six months following an acquisition, the Company believes there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels of the combined operation (costs which the Company intends to take as a single charge at the time of the acquisition to the maximum extent permissible). Management does not intend to pursue acquisitions unless they are accretive to income before interest expense and provision for amortization of goodwill and intangibles and to operating cash flows (excluding the costs of integration).

   Revenue from Transaction Management, which constitutes a substantial majority of the Company's revenue, is subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Approximately 55% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 24% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

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

Results of Operations

   The following unaudited table sets forth items derived from the Company's consolidated statements of operations for each of the periods presented in dollars and as a percentage of revenue:


                                        Three Months Ended June 30              Six Months Ended June 30
                                        --------------------------              ------------------------
                                          2000              1999                    2000           1999
                                          ----              ----                    ----           ----
                                                                (Dollars in thousands)
Revenue..........................   $317,884   100.0%   $277,167   100.0%   $578,803   100.0%   $510,368   100.0%

Costs and expenses:
 Commissions, fees and other
  incentives.....................    153,818    48.4     122,978    44.4     267,216    46.2     225,158    44.1
 Operating, administrative
  and other......................    130,790    41.1     127,641    46.0     258,503    44.6     243,592    47.7
 Depreciation and amortization...     10,731     3.4       9,968     3.6      21,300     3.7      19,962     3.9
                                    --------   -----    --------   -----    --------   -----    --------   -----

Operating income.................     22,545     7.1      16,580     6.0      31,784     5.5      21,656     4.3
Interest income..................         92       -         536     0.2         581     0.1       1,070     0.2
Interest expense.................     10,985     3.4      10,203     3.7      20,670     3.6      19,376     3.8
                                    --------   -----    --------   -----    --------   -----    --------   -----

Income before provision for
 income tax......................     11,652     3.7       6,913     2.5      11,695     2.0       3,350     0.7

Provision for income tax.........      6,175     2.0       3,557     1.3       6,198     1.1       1,747     0.4
                                    --------   -----    --------   -----    --------   -----    --------   -----

Net income.......................   $  5,477     1.7%   $  3,356     1.2%   $  5,497     0.9%   $  1,603     0.3%
                                    ========   =====    ========   =====    ========   =====    ========   =====

EBITDA...........................   $ 33,276    10.5%   $ 26,548     9.6%   $ 53,084     9.2%   $ 41,618     8.2%
                                    ========   =====    ========   =====    ========   =====    ========   =====

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   The Company reported consolidated net income of $5.5 million, or $0.26 diluted earnings per share for the three months ended June 30, 2000 on revenues of $317.9 million compared to consolidated net income of $3.4 million, or $0.16 diluted earnings per share on revenues of $277.2 million for the three months ended June 30, 1999.

   Revenues on a consolidated basis increased by $40.7 million or 14.7% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This was driven by a 34.5% increase in lease revenue. Loan origination and servicing fees were higher due to the acquisition of Eberhardt Company late in 1999. In addition, the mortgage banking operation benefited from a number of high dollar transactions completed in the current quarter.

   Commissions, fees and other incentives totaled $153.8 million on a consolidated basis, a 25.1% increase from the second quarter of 1999 due mainly to higher lease commissions. In addition, variable commissions, which increase as a percentage of revenue as certain earnings levels are met, became effective earlier than prior year due to the higher overall revenue. As a result, commissions as a percentage of revenue increased from 44.4% to 48.4% during the current quarter.

   Operating, administrative and other on a consolidated basis was $130.8 million, an increase of $3.1 million or 2.5% as compared to the second quarter of 1999. This is mainly due to higher bonus incentives and profit share driven by the better quarterly results. Salary and payroll expenses decreased due to reduced personnel requirements in North America, offset slightly by higher international costs.

   Consolidated interest income was $0.1 million and $0.5 million for the three months ended June 30, 2000 and 1999, respectively.

   Consolidated interest expense was $11.0 million, an increase of $0.8 million or 7.7% for the quarter. This primarily resulted from the renewal of the revolving credit facility at a higher borrowing rate offset by slightly lower average borrowing levels during the current quarter.

   Provision for income tax on a consolidated basis was $6.2 million for the three months ended June 30, 2000, as compared to $3.6 million for the three months ended June 30, 1999. The increase is mainly attributable to an increase in pre-tax book income for the year. The effective tax rate was 53.0% for the three months ended June 30, 2000 as compared to 51.5% for the three months ended June 30, 1999. The effective tax rate increased mainly due to an increase in income earned in higher tax locations in the current quarter.

   EBITDA was $33.3 million for the three months ended June 30, 2000, as compared to $26.5 million for the three months ended June 30, 1999. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with US GAAP or
(ii) operating cash flow determined in accordance with US GAAP.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   The Company reported consolidated net income of $5.5 million, or $0.26 diluted earnings per share for the six months ended June 30, 2000 on revenues of $578.8 million compared to consolidated net income of $1.6 million, or $0.08 diluted earnings per share, on revenues of $510.4 million for the six months ended June 30, 1999. The current year-to-date results include a $4.7 million non-recurring gain from the sale of Telecommunications.

   Revenues on a consolidated basis increased by $68.4 million or 13.4% for the current year, mainly due to increased lease revenue of $52.6 million. Investment management fees grew due to higher managed account assets, both in North America and Asia. Loan origination and servicing fees increased due to the acquisition of Eberhardt Company in late 1999. Mortgage banking also completed a number of high dollar transactions which increased the average fee per deal approximately 20.0% over prior year.

   Commissions, fees and other incentives on a consolidated basis totaled $267.2 million, an increase of 18.7% from prior year. Lease commissions rose significantly due to the higher lease revenue. In addition, the overall revenue growth resulted in higher variable commission expense compared to prior year and contributed to an increase in commissions as a percentage of revenue from 44.1% to 46.2% for the current year. Variable commissions increase as a percentage of revenue as certain earnings levels are met.

   Operating, administrative and other on a consolidated basis increased by $14.9 million or 6.1% to $258.5 million, compared to the six months ended June 30, 1999. The increase is mainly attributable to higher bonus incentives and profit share due to the better current year results, greater personnel requirements in the international operations and lower earnings from unconsolidated subsidiaries.

   Consolidated interest income equaled $0.6 million as compared to $1.1 million in prior year.

   Consolidated interest expense of $20.7 million increased by $1.3 million or 6.7% in the current year, due to higher interest rates for the revolving credit facility, offset slightly by lower average borrowing levels compared to prior year.

   Provision for income tax on a consolidated basis was $6.2 million for the six months ended June 30, 2000, as compared to $1.7 million for the six months ended June 30, 1999. The increase is mainly due to the increase in pre-tax book income for the year. The effective tax rate was 53.0% for the six months ended June 30, 2000 as compared to 52.1% for the six months ended June 30, 1999. The effective tax rate increased mainly due to an increase in income earned in higher tax locations in the current year.

   EBITDA was $53.1 million for the six months ended June 30, 2000, as compared to $41.6 million for the six months ended June 30, 1999.

Segment Operations

   In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody & Company, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. Management Services consists of facilities and property management and related services. The current year results of Management Services include a nonrecurring gain of $4.7 million from the sale of Telecommunications. The following unaudited table summarizes the revenue, cost and expenses, and operating income by operating segment for the periods ended June 30, 2000 and 1999:

                                            Three Months Ended June 30                      Six Months Ended June 30
                                            --------------------------                      ------------------------
                                             2000                 1999                      2000           1999
                                             ----                 ----                      ----           ----
                                                                         (Dollars in thousands)

Transaction Management
 Revenue:
   Leases......................      $131,191     57.0%      $ 98,072    49.5%     $224,194    54.9%      $174,969    49.0%
   Sales.......................        84,398     36.7         87,153    44.0       157,446    38.5        157,620    44.1
   Other consulting and
    referral fees..............        14,633      6.3         12,964     6.5        27,041     6.6         24,735     6.9
                                     --------    -----       --------   -----      --------   -----       --------   -----
   Total revenue...............       230,222    100.0%       198,189   100.0%      408,681   100.0%      $357,324   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives..........       131,522     57.1        104,097    52.5       226,434    55.4        189,689    53.1
   Operating, administrative
     and other.................        75,319     32.7         73,235    37.0       149,284    36.5        138,456    38.7
   Depreciation and
     amortization..............         5,037      2.2          4,527     2.3         9,988     2.5          8,789     2.5
                                     --------    -----       --------   -----      --------   -----       --------   -----
 Operating income..............      $ 18,344      8.0%      $ 16,330     8.2%     $ 22,975     5.6%      $ 20,390     5.7%
                                     ========    =====       ========   =====      ========   =====       ========   =====
 EBITDA........................      $ 23,381     10.2%      $ 20,857    10.5%     $ 32,963     8.1%      $ 29,179     8.2%
                                     ========    =====       ========   =====      ========   =====       ========   =====
Financial Services
 Revenue:
   Appraisal fees..............      $ 18,677     36.3%      $ 18,461    44.2%     $ 34,618    37.3%      $ 34,673    43.5%
   Loan origination and
     servicing fees............        13,807     26.9         10,844    25.9        23,037    24.8         18,792    23.5
   Investment management fees..         9,041     17.6          6,895    16.5        15,758    17.0         12,427    15.6
   Other.......................         9,850     19.2          5,607    13.4        19,359    20.9         13,860    17.4
                                     --------    -----       --------   -----      --------   -----       --------   -----
   Total revenue...............        51,375    100.0%        41,807   100.0%       92,772   100.0%        79,752   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives..........        15,916     31.0         12,962    31.0        28,123    30.3         24,212    30.4
   Operating, administrative
     and other.................        27,836     54.2         25,599    61.2        53,241    57.4         47,860    60.0
   Depreciation and
     amortization..............         3,045      5.9          3,148     7.6         6,025     6.5          6,456     8.1
                                     --------    -----       --------   -----      --------   -----       --------   -----
 Operating income..............      $  4,578      8.9%      $     98     0.2%     $  5,383     5.8%      $  1,224     1.5%
                                     ========    =====       ========   =====      ========   =====       ========   =====
 EBITDA........................      $  7,623     14.8%      $  3,246     7.8%     $ 11,408    12.3%      $  7,680     9.6%
                                     ========    =====       ========   =====      ========   =====       ========   =====
Management Services
 Revenue:
   Property management fees....      $ 20,810     57.4%      $ 20,593    55.4%     $ 40,366    52.2%      $ 41,209    56.2%
   Facilities management fees..         4,117     11.3          5,407    14.6         9,086    11.7         10,608    14.5
   Leases......................         6,728     18.5          4,995    13.4        11,955    15.5          9,445    12.9
   Sales.......................         1,662      4.6          1,307     3.5         3,099     4.0          2,180     3.0
   Other.......................         2,970      8.2          4,869    13.1        12,844    16.6          9,850    13.4
                                     --------    -----       --------   -----      --------   -----       --------   -----
   Total revenue...............        36,287    100.0%        37,171   100.0%       77,350   100.0%        73,292   100.0%
 Costs and expenses:
   Commissions, fees and
     other incentives..........         6,380     17.6          5,919    15.9        12,659    16.3         11,257    15.4
   Operating, administrative
     and other.................        27,635     76.1         28,807    77.5        55,978    72.4         57,276    78.1
   Depreciation and
     amortization..............         2,649      7.3          2,293     6.2         5,287     6.9          4,717     6.4
                                     --------    -----       --------   -----      --------   -----       --------   -----
 Operating income (loss).......      $   (377)    (1.0)%     $    152     0.4%     $  3,426     4.4%      $     42     0.1%
                                     ========    =====       ========   =====      ========   =====       ========   =====
 EBITDA........................      $  2,272      6.3%      $  2,445     6.6%     $  8,713    11.3%      $  4,759     6.5%
                                     ========    =====       ========   =====      ========   =====       ========   =====
Total operating income.........      $ 22,545                $ 16,580              $ 31,784               $ 21,656
                                     ========                ========              ========               ========
Total EBITDA...................      $ 33,276                $ 26,548              $ 53,084               $ 41,618
                                     ========                ========              ========               ========

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Transaction Management

   Revenue increased by $32.0 million or 16.2% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, due primarily to an increase in lease revenue. Commissions, fees and other incentives increased by $27.4 million or 26.3% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This is mainly attributable to higher lease commissions. In addition, the overall revenue growth resulted in higher variable commissions which increases as a percentage of revenue as certain earnings levels are met. As a result, commissions as a percentage of revenue increased from 52.5% to 57.1% in the current quarter. Operating, administrative, and other increased by $2.1 million or 2.8% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This increase is a result of higher bonus incentives and profit share due to the more favorable quarterly results. This is slightly offset by decreased personnel requirements in North America and Asia.

Financial Services

   Revenue increased by $9.6 million or 22.9% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. Loan origination and servicing fees increased due to the acquisition of Eberhardt Company late in 1999. In addition, a number of high dollar transactions were completed in the current quarter. Investment management fees increased by 31.1% due to higher managed account assets in North America and Asia. Commissions, fees and other incentives increased by $3.0 million or 22.8% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. The increase is attributable to the overall increase in revenue. As a percentage of revenue, commissions, fees and other incentives remained unchanged at 31.0% for both the current and prior year quarters. Operating, administrative, and other increased by $2.2 million or 8.7% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999. This is primarily due to higher bonus incentives and profit share attributable to the better quarterly performance.

Management Services

   Revenue decreased by $0.9 million or 2.4% for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, primarily due to lower facilities management revenue. This was slightly offset by higher lease and sales revenues. Commissions, fees and other incentives increased by $0.5 million or 7.8% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999, primarily due to increased sales and lease commissions. Operating, administrative and other decreased by $1.2 million or 4.1% for the quarter due to lower personnel requirements, mainly in North America. As a percentage of revenue, operating, administrative and other decreased from 77.5% to 76.1% in the current quarter.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Transaction Management

   Revenue increased by $51.4 million or 14.4% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase was primarily due to higher lease revenues of $49.2 million. Commissions, fees and other incentives increased by $36.7 million or 19.4% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to higher lease commissions. In addition, variable commission expense grew due to the higher overall revenue, resulting in commissions as a percentage of revenues to increase from 53.1% to 55.4% for the current year. Variable commissions increase as a percentage of revenue as certain earnings levels are met. Operating, administrative, and other increased by $10.8 million or 7.8% as a result of higher bonus incentives and profit share due to the more favorable year-to-date results. In addition, salary related expense increased due to higher personnel requirements in the international operations. Depreciation and amortization increased by $1.2 million or 13.6% in the current year, primarily as a result of additional investments in computer hardware and software.

Financial Services

   Revenue increased by $13.0 million or 16.3% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The increase in revenue is primarily due to higher loan origination and servicing fees due to the acquisition of Eberhardt Company late in 1999. Additionally, the mortgage banking business completed several large transactions in the first half of 2000 that increased the average fee per deal approximately 20.0% over the prior year.

Commissions, fees and other incentives increased by $3.9 million or 16.2% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. This increase is mainly due to the increase in loan commissions. As a percentage of revenue, commissions, fees and other incentives remained flat at 30.3% and 30.4% for year-to-date June 30, 2000 and 1999, respectively. Operating, administrative, and other increased by $5.4 million or 11.2% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, due to higher bonus incentives and profit share attributable to the more favorable current year results, as well as lower earnings from unconsolidated subsidiaries.

Management Services

   Revenue increased by $4.1 million or 5.5% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to the nonrecurring gain of $4.7 million from the sale of Telecommunications during the first quarter. In addition, lease revenue increased by 26.6%, offsetting the lower facilities management revenue. Commissions, fees and other incentives increased by $1.4 million or 12.5% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, attributable mainly to the increase in lease commissions. Operating, administrative, and other decreased by $1.3 million or 2.3% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999. The decrease is primarily due to lower personnel requirements, mainly in North America. As a percentage of revenue, operating, administrative and other decreased from 78.1% to 72.4% for the current year.

Liquidity and Capital Resources

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The Company had additional net borrowings of $62.0 million under the revolving credit facility during the six months ended June 30, 2000 in order to fund higher working capital requirements. The Company's EBITDA was $53.1 million and $41.6 million for the six months ended June 30, 2000 and 1999, respectively. The increase in EBITDA reflects the overall period to period revenue increase as discussed in the Results of Operations.

   Net cash used in operating activities was $51.0 million for the six months ended June 30, 2000, compared to $44.2 million for the six months ended June 30, 1999. The change is primarily due to higher incentive payments made during the first quarter, offset by increased receivable collections. In addition, the Company had current DCP deferrals of $14.0 million. This is offset by current year premium payments of $16.5 million invested in the cash surrender value of insurance products which function like mutual funds as an investment alternative for the DCP (see Note 7).

   Net cash used in investing activities was $12.1 million for the six months ended June 30, 2000, compared to $14.5 million for the six months ended June 30, 1999. The change is primarily due to the sale of Telecommunications and receipt of proceeds from the 1999 sale of a risk management operation as compared to the sale of inventoried property in prior year. In addition, the Company purchased stock in two corporations for $9.0 million during the current quarter as part of the Company's overall e-business strategy.

   Net cash provided by financing activities was $55.3 million for the six months ended June 30, 2000, compared to $52.4 million for the six months ended June 30, 1999. The increase is primarily due to the prior year repayment of a loan on inventoried property offset by lower financing in the current year from the revolving credit facility.

   In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $222.0 million at June 30, 2000 which is included in the accompanying consolidated balance sheets. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at June 30, 2000 was 9.05%.

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

   The Company completed the 1999 stock repurchase program on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of approximately $5.0 million. In addition, the Company began repurchasing stock from the open market in May 2000 in order to fund the stock portion of DCP. At June 30, 2000, the Company repurchased 158,000 shares of common stock for $1.7 million.

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

   In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim (including interest) and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution (the plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees). Based on available reserves, cash and anticipated cash flows, the Company believes that the ultimate outcome of this case will not have an impact on the Company's ability to carry on its operations.

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

New Accounting Pronouncements

   In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Hedging Activities - an Amendment of FASB Statement No. 133. SFAS No. 138 amends the accounting and reporting for certain derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 is not expected to have a material impact on earnings or other components of comprehensive income of the Company.

   In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 is not expected to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at June 30, 2000.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is not expected to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

   Approximately 23% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Such contracts are usually short term in nature ranging from ten days to two months. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At June 30, 2000, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

   The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 90 basis points (approximately 10.0% of the Company's weighted-average variable rate at June 30, 2000) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.


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

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27  Financial Data Schedule (filed only with the SEC)

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the second quarter ended June 30, 2000

                                 SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CB RICHARD ELLIS SERVICES, INC.
       Date:  August 14, 2000               /s/  Ronald J. Platisha
                                          ----------------------------------
                                                 Ronald J. Platisha
                                              Executive Vice President,
                                                Financial Operations

                                 EXHIBIT INDEX



       Exhibit
       Number                     Description of Exhibit
       ------                     ----------------------

        27               Financial Data Schedule (filed only with the SEC)