Form 10-Q
period 2000-09-30
CB RICHARD ELLIS SERVICES INC
filed 2000-11-14
CIK 852203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the Transition Period from _____________ to _____________

                      Commission File Number 001 - 12231

                             --------------------

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

            (310) 563-8611                                    Not Applicable
       (Registrant's telephone                   (Former name, former address and formal
     number, including area code)               fiscal year if changed since last report)

                             --------------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


   Number of shares of common stock outstanding at October 31, 2000 was 20,581,985.
----------

                      CB RICHARD ELLIS SERVICES, INC.

                                 FORM 10-Q

                              September 30, 2000

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                                              PAGE
                                                                                                                            ----
Item 1.      Consolidated Condensed Financial Statements
             Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999.........................    3
             Unaudited Consolidated Statements of Operations for the three months ended September 30, 2000
               and 1999 and for the nine months ended September 30, 2000 and 1999........................................    4
             Unaudited Consolidated Condensed Statements of Cash Flows for the nine months ended
               September 30, 2000 and 1999...............................................................................    5
             Notes to Consolidated Condensed Financial Statements........................................................    6
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.......................   13
Item 3.      Quantitative and Qualitative Disclosures About Market Risk..................................................   23

PART II - OTHER INFORMATION
Item 6.      Exhibits and Reports on Form 8-K............................................................................   24
Signatures...............................................................................................................   25

                        CB RICHARD ELLIS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except share and per share data)


                                                                                            September 30,    December 31,
                                                                                                 2000            1999
                                                                                            -------------    ------------
                                                                                             (Unaudited)

                            A S S E T S
                            -----------
Current Assets:
 Cash and cash equivalents...............................................................       $  20,724       $  27,844
 Receivables, less allowance of $13,213 and $15,560 for doubtful accounts
  at September 30, 2000 and December 31, 1999............................................         156,395         167,122
 Deferred taxes, net.....................................................................          11,543          11,758
 Prepaid expenses........................................................................           7,448           8,370
 Other current assets....................................................................           6,944          11,750
                                                                                                ---------       ---------
  Total current assets...................................................................         203,054         226,844
Other investments........................................................................          25,452           3,278
Property and equipment, net..............................................................          72,048          70,149
Goodwill, net of accumulated amortization of $52,241 and $41,008 at September 30, 2000
 and December 31, 1999...................................................................         424,468         445,010
Other intangible assets, net of accumulated amortization of $286,336 and $279,156
 at September 30, 2000 and December 31, 1999.............................................          48,582          57,524
Investment in and advances to unconsolidated subsidiaries................................          44,073          38,514
Deferred compensation plan cash surrender value..........................................          45,968          20,442
Deferred taxes, net......................................................................          27,164          28,190
Prepaid pension costs....................................................................          24,104          26,323
Other assets.............................................................................          15,116          13,209
                                                                                                ---------       ---------
  Total assets...........................................................................       $ 930,029       $ 929,483
                                                                                                =========       =========
       L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y
       --------------------------------------------------------------------
Current Liabilities:
 Compensation and employee benefits......................................................       $ 101,238       $ 119,126
 Accounts payable and accrued expenses...................................................          88,177          99,497
 Reserve for bonus and profit sharing....................................................          34,329          46,625
 Current maturities of long-term debt....................................................           2,710           5,268
 Current portion of capital lease obligations............................................           1,067           1,497
                                                                                                ---------       ---------
  Total current liabilities..............................................................         227,521         272,013
Long-term debt:
 Revolving credit facility...............................................................         196,000         160,000
 Senior term notes.......................................................................          15,502          16,502
 Senior subordinated notes, less unamortized discount of $1,723 and $1,892 at
  September 30, 2000 and December 31, 1999...............................................         173,277         173,108
 Other long-term debt....................................................................           5,845           8,262
                                                                                                ---------       ---------
  Total long-term debt...................................................................         390,624         357,872
Deferred compensation liability..........................................................          68,233          47,202
Other liabilities........................................................................          31,240          38,787
                                                                                                ---------       ---------
  Total liabilities......................................................................         717,618         715,874
Minority interest........................................................................           2,842           3,872
Commitments and contingencies
Stockholders' Equity:
 Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding.........................................................................
 Common stock, $0.01 par value; 100,000,000 shares authorized; 20,246,122 and
  20,435,692 shares outstanding at September 30, 2000 and December 31, 1999..............             213             213
 Additional paid-in capital..............................................................         358,424         355,893
 Notes receivable from sale of stock.....................................................          (7,537)         (8,087)
 Accumulated deficit.....................................................................        (110,011)       (122,485)
 Accumulated other comprehensive loss....................................................         (15,676)         (1,928)
 Treasury stock at cost, 1,072,150 shares and 885,100 shares at September 30, 2000
  and December 31, 1999..................................................................         (15,844)        (13,869)
                                                                                                ---------       ---------
  Total stockholders' equity.............................................................         209,569         209,737
                                                                                                ---------       ---------
  Total liabilities and stockholders' equity.............................................       $ 930,029       $ 929,483
                                                                                                =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Dollars in thousands, except share and per share data)

                                                               Three Months Ended           Nine Months Ended
                                                                  September 30                September 30
                                                            -------------------------   -------------------------
                                                                2000          1999          2000          1999
                                                            -----------   -----------   -----------   -----------
Revenue:
 Leases..................................................   $   129,734   $   111,430   $   369,938   $   295,954
 Sales...................................................        97,846       106,695       257,800       268,704
 Property and facilities management fees.................        27,528        26,689        78,453        80,515
 Consulting and referral fees............................        17,715        16,931        52,144        47,090
 Appraisal fees..........................................        18,885        16,699        55,651        52,290
 Loan origination and servicing fees.....................        14,368        11,593        37,408        30,387
 Investment management fees..............................        13,952         7,854        31,107        20,725
 Other...................................................         6,493         9,127        22,823        21,721
                                                            -----------   -----------   -----------   -----------
   Total revenue.........................................       326,521       307,018       905,324       817,386
Costs and Expenses:
 Commissions, fees and other incentives..................       156,348       142,919       424,494       369,007
 Operating, administrative and other.....................       134,455       134,052       392,028       376,714
 Depreciation and amortization...........................        10,834        10,001        32,134        29,963
                                                            -----------   -----------   -----------   -----------
Operating income.........................................        24,884        20,046        56,668        41,702
Interest income..........................................           919           791         1,500         1,861
Interest expense.........................................        10,958        10,294        31,628        29,670
                                                            -----------   -----------   -----------   -----------
Income before provision for income tax...................        14,845        10,543        26,540        13,893
Provision for income tax.................................         7,868         5,895        14,066         7,642
                                                            -----------   -----------   -----------   -----------
Net income...............................................   $     6,977   $     4,648   $    12,474   $     6,251
                                                            ===========   ===========   ===========   ===========
Basic earnings per share.................................         $0.34         $0.22         $0.60         $0.30
                                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding for basic earnings
 per share...............................................    20,806,651    21,098,757    20,834,943    21,021,512
                                                            ===========   ===========   ===========   ===========
Diluted earnings per share...............................         $0.33         $0.22         $0.60         $0.30
                                                            ===========   ===========   ===========   ===========
Weighted average shares outstanding for diluted
 earnings per share......................................    20,881,092    21,162,334    20,917,544    21,103,139
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

                        CB RICHARD ELLIS SERVICES, INC.

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  Nine Months Ended
                                                                                    September 30
                                                                                ---------------------
                                                                                  2000         1999
                                                                                ---------    --------
  Cash flows from operating activities:
    Net income...............................................................   $  12,474    $  6,251
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Depreciation and amortization excluding deferred financing costs........      32,134      29,963
     Gain on sale of properties, businesses and servicing rights.............      (9,306)     (1,287)
     Deferred compensation deferrals.........................................      23,954      10,782
     Equity interest in earnings of unconsolidated subsidiaries..............      (5,973)     (6,731)
     Minority interest.......................................................         155       1,717
     Provision for doubtful accounts.........................................       2,496       1,282
     Deferred taxes..........................................................       1,447       1,334
    Decrease (increase) in receivables.......................................       4,463     (13,436)
    Increase in deferred compensation plan cash surrender value..............     (25,526)     (8,203)
    Decrease in compensation and employee benefits payable and reserve for
     bonus and profit share..................................................     (26,219)    (10,200)
    Decrease in accounts payable and accrued expenses........................     (12,722)    (17,412)
    Net change in other operating assets and liabilities.....................         134       8,777
                                                                                ---------    --------
       Net cash (used in) provided by operating activities...................      (2,489)      2,837
                                                                                ---------    --------
  Cash flows from investing activities:
    Purchases of property and equipment......................................     (17,763)    (19,213)
    Proceeds from sale of inventoried property...............................           -       7,355
    Proceeds from sale of properties, businesses and servicing rights........      16,180         662
    Purchase of investments..................................................     (22,993)          -
    Acquisition of businesses including net assets acquired, intangibles
     and goodwill............................................................      (3,088)    (10,353)
    Other investing activities, net..........................................        (708)        199
                                                                                ---------    --------
       Net cash used in investing activities.................................     (28,372)    (21,350)
                                                                                ---------    --------
  Cash flows from financing activities:
    Proceeds from revolving credit facility..................................     159,000     146,000
    Repayment of revolving credit facility...................................    (123,000)    (98,000)
    Repayment of inventoried property loan...................................           -      (7,093)
    Repayment of senior notes and other loans................................      (5,239)    (10,388)
    Repurchase of common stock...............................................      (2,016)     (1,794)
    Repayment of capital leases..............................................      (1,073)     (1,037)
    Other financing activities, net..........................................      (1,158)     (3,079)
                                                                                ---------    --------
       Net cash provided by financing activities.............................      26,514      24,609
                                                                                ---------    --------
  Net (decrease) increase in cash and cash equivalents.......................      (4,347)      6,096
  Cash and cash equivalents, at beginning of period..........................      27,844      19,551
  Effect of exchange rate changes on cash....................................      (2,773)       (525)
                                                                                ---------    --------
  Cash and cash equivalents, at end of period................................   $  20,724    $ 25,122
                                                                                =========    ========

  Supplemental disclosure of cash flow information:
    Cash paid during the period for:
     Interest (none capitalized).............................................   $  29,110    $ 25,302
     Income taxes, net.......................................................   $  19,279    $  9,957

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

   Nature of Operations. The Company is the largest provider of commercial real estate services in the world. Through its 250 offices, the Company has built a global network that is organized in three geographic divisions. The Americas is the Company's largest division and includes the operations of North, South and Central America. Operations in the United States are the most significant component of this division. Asia Pacific is comprised of operations in Asia, Australia, New Zealand and the Pacific Islands. EMEA is the European, Middle East and Africa division.

   In July 1999, the Company undertook a reorganization to streamline its US operations which resulted in a change in its segment reporting from four to three segments. The Company has a number of lines of business which is aggregated, reported and managed through these three segments: Transaction Management, Financial Services and Management Services. The Transaction Management segment is the Company's largest generator of revenue and operating income. It includes brokerage activities that provide sales, leasing and consulting services in connection with commercial real estate and is the Company's primary revenue source. Corporate Services focuses on building relationships with large corporate clients which generates recurring revenue. Investment Property activities provide brokerage services for commercial real property marketed for sale to institutional and private investors. The Financial Services segment provides commercial mortgage, valuation, investment management and consulting and research services. The Management Services segment provides facility management services to corporate real estate users and property management and related services to owners.

   A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income, net income and cash flow from operating activities to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact on its operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand rather than general inflation.


2.  Basis of Preparation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimated. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated statements to conform to current period presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2000.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

   The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's recent filing on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 1999.


3.  Acquisitions and Dispositions

   In August 2000, the Company acquired Boston Mortgage Capital Corporation (Boston Mortgage), through L.J. Melody, for approximately $2.3 million, as well as additional payments over the next five years based on an acquisition earnout agreement. These payments will supplement the purchase price and be recorded as additional goodwill. Boston Mortgage provides further mortgage banking penetration into the Northeast. It services approximately $1.8 billion in loans covering approximately 175 commercial properties throughout New England, New York and New Jersey.

   In February 2000, the Company sold certain non-strategic assets for cash proceeds of $8.4 million, resulting in a pre-tax gain of $4.7 million.


4.  Goodwill and Other Intangible Assets

   Net goodwill at September 30, 2000 consisted of $406.1 million related to the 1995 through 2000 acquisitions which is being amortized over an estimated useful life of 30 years and $18.4 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

   Net other intangible assets at September 30, 2000 included approximately $6.5 million of deferred financing costs and $42.1 million of intangibles stemming from the 1995 through 2000 acquisitions. These are amortized on a straight line basis over the estimated useful lives of the assets, ranging from 3 to 15 years.


5.  Other Assets

   Other long-term assets at September 30, 2000 include $6.3 million in receivables from the sales of various non-strategic offices. This balance also includes $4.9 million of notes receivable from stock options exercised.


6.  Employee Benefit Plans

   In 1994, the Company implemented the Deferred Compensation Plan (DCP). Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in shares of common stock of the Company which elections are recorded as additions to stockholders' equity. In May 2000, the Company began repurchasing stock from the open market in order to fund the stock portion of the DCP. As of September 30, 2000, the Company has repurchased 185,800 shares of common stock for $2.0 million, which is reported as an increase in treasury stock. In 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in such insurance products. Prior to July 1, 2000, cash payments to purchase additional insurance products were made on the third business day of the month following the related DCP participant deferral. Currently, payments are made twice a month. For the nine months ended September 30, 2000, $24.0 million was deferred and mainly allocated to the other investment products. The accumulated non-stock liability at September 30, 2000 was $68.2 million and the assets (in the form of insurance proceeds) set aside to cover the liability was $46.0 million. The total liability of $79.5 million, including $11.3 million deferred in stock, was charged to expense in the period of deferral and classified as deferred compensation plan liability, except for stock which is included in stockholders' equity. On July 17, 2000, the Company announced a match of the stock portion of DCP for the Plan Year 1999 in the amount of $4.5 million. The vesting period

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

is over five years with 20% vesting each year at December 31, 2000 through 2004. The related compensation expense will be amortized over the vesting period.

   The Company, through the CB Hillier Parker Limited (HP) acquisition, maintains a contributory defined benefit pension plan (DBP) to provide retirement benefits to existing and former HP employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. At September 30, 2000, DBP plan assets exceeded DBP plan liabilities by $24.1 million and the net prepaid pension asset is reflected in the accompanying balance sheet.

   In May 2000, the Company amended and restated, effective July 1, 2000, its 1998 employee stock purchase plan designed exclusively for employees who earn less than $100,000 in total annual compensation. Under the plan, the eligible employees may purchase common stock by means of contributions to the Company at a price equal to 90% of the fair market value of such share on the last trading day of the purchase period. The plan provides for purchases by employees of up to an aggregate of 150,000 shares each year for 2000, 2001 and 2002. This program was discontinued effective October 2000.


7.  Debt

   In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $196.0 million at September 30, 2000. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at September 30, 2000 was 9.34%.

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

   The Company has Senior Subordinated Notes (Subordinated Notes) due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying balance sheet for the Subordinated Notes less unamortized discount was $173.3 million at September 30, 2000.

   The Company has a credit agreement with Residential Funding Corporation
(RFC). The credit agreement provides for a revolving line of credit, which bears interest at 1.25% per annum over LIBOR. On July 19, 2000, the Company executed an amendment to the revolving line of credit, increasing the line of credit from $50.0 million to $100.0 million, decreasing the interest rate from 1.25% to 1.00% per annum over LIBOR and extending the expiration date from August 31, 2000 to August 31, 2001. In addition, on October 4, 2000, the Company obtained a temporary line of credit increase of $40.0 million, resulting in a total line of credit equaling $140.0 million, which expires on November 30, 2000. During the quarter, the Company had a maximum of $133.0 million revolving line of credit principal outstanding. At September 30, 2000, the Company had $0.2 million revolving line of credit principal outstanding.


8.  Income Taxes

   The provisions for income taxes for the nine month periods ended September 30, 2000 and 1999 were computed in accordance with Interpretation No. 18 of Accounting Principals Board (APB) opinion No. 28 on reporting taxes for interim periods and were based on projections of total year pre-tax income. In accordance with APB opinion No. 23, no US taxes have been provided on earnings of foreign subsidiaries because it is the intent of the Company to permanently

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

re-invest the unremitted earnings of foreign subsidiaries.


9.  Commitments and Contingencies

   In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in the Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court. The Supreme Court of Pennsylvania has denied the petition of GMH for review by the Supreme Court.

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

   In 1999, the Company entered into an agreement with Fannie Mae in which the Company agreed to fund the purchase of a $103.6 million loan portfolio from proceeds from its RFC line of credit, which was temporarily increased to $140.0 million. A 100% participation in this loan portfolio was subsequently sold to Fannie Mae with the Company retaining the credit risk on the first 2% of loss incurred on the underlying portfolio of commercial mortgage loans. The Company has collateralized a portion of its obligation to cover the first 2% of losses by pledging a letter of credit in the amount of $1.0 million to Fannie Mae.

   The Company has a participation agreement with RFC whereby RFC agrees to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end. This participation agreement, which originally expired on August 31, 2000, has been extended to August 31, 2001.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

10.  Stockholders' Equity

   The translation of foreign currencies into US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate for the period. The cumulative gains or losses resulting from translations are included in other comprehensive loss in stockholders' equity.

   In May 2000, the Company began repurchasing stock from the open market in order to fund the stock portion of DCP. Through September 30, 2000, the Company has repurchased 185,800 shares of common stock totaling $2.0 million.

   The Company completed the 1999 stock repurchase program on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of $5.0 million. In 1998, a total of 488,900 shares of common stock were repurchased for $8.8 million. The shares repurchased in 1998 and 1999 will be used to cover the exercise of stock option plans to offset the dilution caused by these plans.


11.  Comprehensive Income (Loss)

   Comprehensive income (loss) consists of net income and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the nine months ended September 30, 2000, total comprehensive loss was $1.3 million which includes foreign currency translation loss of $13.7 million. For the nine months ended September 30, 1999, total comprehensive income was $4.5 million which includes foreign currency translation loss of $1.8 million.


12.  Per Share Information

   Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share further assumes the dilutive effect of stock options and stock warrants, as well as the DCP stock fund company match for the 1999 Plan Year. When the Company is in a net loss position for a particular reporting period, the stock options and warrants outstanding are excluded as they are anti-dilutive.

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)


   The following is a calculation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                                          Three Months Ended September 30
                                                        -------------------------------------------------------------------
                                                                     2000                              1999
                                                        --------------------------------  ---------------------------------
                                                                                Per-Share                         Per-Share
                                                        Income      Shares       Amount    Income     Shares       Amount
                                                        -------   ----------   ---------   ------   ----------   ----------
Basic earnings per share
 Net income..........................................   $ 6,977   20,806,651     $0.34     $4,648   21,098,757     $0.22
                                                        =======   ==========     =====     ======   ==========     =====

Diluted earnings per share
 Net income..........................................   $ 6,977   20,806,651               $4,648   21,098,757
 Diluted effect of exercise of options outstanding...                 35,261                            63,577
 Diluted effect of DCP stock fund company match......                 39,180                                 -
                                                        -------   ----------               ------   ----------
 Net income..........................................   $ 6,977   20,881,092     $0.33     $4,648   21,162,334     $0.22
                                                        =======   ==========     =====     ======   ==========     =====

                                                                           Nine Months Ended September 30
                                                        ------------------------------------------------------------------
                                                                    2000                              1999
                                                        --------------------------------  --------------------------------
                                                                               Per-Share                         Per-Share
                                                        Income      Shares      Amount     Income     Shares      Amount
                                                        -------   ----------   ---------   ------   ----------   ---------
Basic earnings per share
 Net income..........................................   $12,474   20,834,943       $0.60   $6,251   21,021,512       $0.30
                                                        =======   ==========       =====   ======   ==========   =========
Diluted earnings per share
 Net Income..........................................   $12,474   20,834,943               $6,251   21,021,512
 Diluted effect of exercise of options outstanding...                 31,466                            81,627
 Diluted effect of DCP stock fund company match......                 51,135                                 -
                                                        -------   ----------               ------   ----------
 Net income..........................................   $12,474   20,917,544       $0.60   $6,251   21,103,139       $0.30
                                                        =======   ==========       =====   ======   ==========   =========

   The following items were not included in the computation of diluted earnings per share because their effect was anti-dilutive for the periods ended September 30:

                             Three Months Ended September 30               Nine Months Ended September 30
                        ------------------------------------------   -------------------------------------------
                                2000                  1999                   2000                   1999
                        ---------------------   ------------------   --------------------   --------------------
Stock options
 Outstanding.........              2,579,421             2,081,032              2,579,421              1,955,355
 Price ranges........          $11.81-$36.75         $16.38-$36.75          $11.81-$36.75          $18.04-$36.75
 Expiration ranges...    6/8/2004-12/31/2025    6/8/2004-5/31/2009    6/8/2004-12/31/2025    4/15/2006-5/31/2009

Stock warrants
 Outstanding.........                598,719               599,967                598,719                599,967
 Price                                $30.00                $30.00                 $30.00                 $30.00
 Expiration..........              8/28/2004             8/28/2004              8/28/2004              8/28/2004

                        CB RICHARD ELLIS SERVICES, INC.

                                  (Unaudited)

13.  Industry Segments

   In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, advisory and consulting services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody, investment management and advisory services through CBRE Investors, capital markets activities, valuation and appraisal services and real estate market research. The current year results of Financial Services include a $4.4 million pre-tax gain from the sale of loan servicing rights. Management Services consists of facilities and property management and related services. The current year results of Management Services include a nonrecurring pre-tax gain of $4.7 million from the sale of certain non-strategic assets of the Company. The following unaudited table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the periods ended September 30, 2000 and 1999:

                                             Three Months Ended     Nine Months Ended
                                                September 30          September 30
                                            --------------------   -------------------
                                              2000       1999        2000       1999
                                            --------   --------    --------   --------
                                                       (Dollars in thousands)
Revenue
 Transaction Management..................   $232,695   $225,099    $641,376   $582,405
 Financial Services......................     56,139     42,922     148,911    122,670
 Management Services.....................     37,687     38,997     115,037    112,311
                                            --------   --------    --------   --------
                                            $326,521   $307,018    $905,324   $817,386
                                            ========   ========    ========   ========
Operating income (loss)
 Transaction Management..................   $ 17,261   $ 20,824    $ 40,236   $ 36,939
 Financial Services......................      6,590       (345)     11,973      4,364
 Management Services.....................      1,033       (433)      4,459        399
                                            --------   --------    --------   --------
                                              24,884     20,046      56,668     41,702
Interest income..........................        919        791       1,500      1,861
Interest expense.........................     10,958     10,294      31,628     29,670
                                            --------   --------    --------   --------
Income before provision for income tax...   $ 14,845   $ 10,543    $ 26,540   $ 13,893
                                            ========   ========    ========   ========


14.  Subsequent Event

     On November 10, 2000, the Company received a "going private" proposal from a group led by several directors of the Company. That proposal and various related information are the subject of a Form 8-K filing which is being made contemporaneously with the filing of this report on Form 10-Q.

                        CB RICHARD ELLIS SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction -

   Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information on the Company and the basis of presentation used in this report on Form 10-Q.

   The Company is the world's largest provider of commercial real estate services. Operations are conducted through 250 offices located in 36 countries with over 10,000 employees. The Company provides a comprehensive array of services to owners, users and investors of commercial real estate. The Company has worldwide capabilities to assist buyers in the purchase and sellers in the disposition of commercial property, assist tenants in finding available space and owners in finding qualified tenants, provide valuation and appraisals for real estate property, assist in the placement of financing for commercial real estate, provide research and consulting services, help institutional investors manage portfolios of commercial real estate, provide property and facilities management service and serve as the outsource service provider to corporations seeking to be relieved of the burden of managing their real estate operations.

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

   Revenue from Transaction Management, which constitutes a substantial majority of the Company's revenue, is subject to economic cycles. However, the Company's significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what the Company believes is equivalent to a recurring stream of revenue. Approximately 56% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 24% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

   A significant portion of the Company's revenue is seasonal. Historically, this seasonality has caused the Company's revenue, operating income, net income and cash flow from operating activities to be lower in the first two calendar quarters and higher in the third and fourth calendar quarters of each year. In addition, the Company's operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. To date, the Company does not believe that general inflation has had a material impact upon its operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand rather than general inflation.

Results of Operations

   The following unaudited table sets forth items derived from the Company's consolidated statements of operations for each of the periods presented in dollars and as a percentage of revenue (dollars in thousands):


                                      Three Months Ended September 30             Nine Months Ended September 30
                                    ------------------------------------    -----------------------------------------
                                           2000                 1999               2000                  1999
                                    -----------------   -----------------   -----------------   ---------------------
Revenue:
 Leases..........................   $129,734    39.7%   $111,430    36.3%   $369,938    40.9%   $295,954       36.2%
 Sales...........................     97,846    30.0     106,695    34.7     257,800    28.5     268,704       32.9
 Property and facilities
  management fees................     27,528     8.4      26,689     8.7      78,453     8.7      80,515        9.8
 Consulting and referral fees....     17,715     5.4      16,931     5.5      52,144     5.8      47,090        5.8
 Appraisal fees..................     18,885     5.8      16,699     5.4      55,651     6.1      52,290        6.4
 Loan origination and
  servicing fees.................     14,368     4.4      11,593     3.8      37,408     4.1      30,387        3.7
 Investment management fees......     13,952     4.3       7,854     2.6      31,107     3.4      20,725        2.5
 Other...........................      6,493     2.0       9,127     3.0      22,823     2.5      21,721        2.7
                                    --------   -----    --------   -----    --------   -----    --------   --------
  Total revenue..................    326,521   100.0%    307,018   100.0%    905,324   100.0%    817,386      100.0%

Costs and expenses:
 Commissions, fees and other
  incentives.....................    156,348    47.9     142,919    46.6     424,494    46.9     369,007       45.1
 Operating, administrative
  and other......................    134,455    41.2     134,052    43.7     392,028    43.3     376,714       46.1
 Depreciation and amortization...     10,834     3.3      10,001     3.3      32,134     3.5      29,963        3.7
                                    --------   -----    --------   -----    --------   -----    --------   --------

Operating income.................     24,884     7.6      20,046     6.5      56,668     6.3      41,702        5.1
Interest income..................        919     0.3         791     0.3       1,500     0.2       1,861        0.2
Interest expense.................     10,958     3.4      10,294     3.4      31,628     3.5      29,670        3.6
                                    --------   -----    --------   -----    --------   -----    --------   --------

Income before provision for
 income tax......................     14,845     4.5      10,543     3.4      26,540     2.9      13,893        1.7

Provision for income tax.........      7,868     2.4       5,895     1.9      14,066     1.6       7,642        0.9
                                    --------   -----    --------   -----    --------   -----    --------   --------

Net income.......................   $  6,977     2.1%   $  4,648     1.5%   $ 12,474     1.4%   $  6,251        0.8%
                                    ========   =====    ========   =====    ========   =====    ========   ========

EBITDA...........................   $ 35,718    10.9%   $ 30,047     9.8%   $ 88,802     9.8%   $ 71,665        8.8%
                                    ========   =====    ========   =====    ========   =====    ========   ========


Geographic Information

                                                         Three Months Ended      Nine Months Ended
                                                             September 30           September 30
                                                        ---------------------    -------------------
                                                          2000         1999        2000       1999
                                                        --------     --------    --------   --------
Revenue
 Americas
   United States..................................       $255,298    $237,954    $699,498   $633,591
   Canada, South and Central America..............         10,582      12,229      30,842     27,663
                                                         --------    --------    --------   --------
                                                          265,880     250,183     730,340    661,254

 Asia Pacific......................................        19,506      20,304      59,073     54,308
 EMEA..............................................        41,135      36,531     115,911    101,824
                                                         --------    --------    --------   --------
                                                         $326,521    $307,018    $905,324   $817,386
                                                         ========    ========    ========   =========

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   The Company reported consolidated net income of $7.0 million, or $0.33 diluted earnings per share for the three months ended September 30, 2000 on revenues of $326.5 million compared to consolidated net income of $4.6 million, or $0.22 diluted earnings per share on revenues of $307.0 million for the three months ended September 30, 1999. The current quarter results include a pre-tax gain on sale of loan servicing rights totaling $2.6 million.

   Revenues on a consolidated basis increased by $19.5 million or 6.4% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. This was driven by a 16.4% increase in lease revenue due mainly to a higher average dollar amount per deal, slightly offset by a lower number of completed deals compared to the prior year quarter. Investment management fees increased by $6.1 million or 77.6% due to higher incentive fees on several properties in North America and Asia, as well as greater managed assets. Sales revenue decreased by $8.8 million. In North America, sales revenue declined primarily due to a lower number of completed transactions, as well as a lower average revenue per deal. In addition, sales revenue decreased in Asia Pacific primarily due to a weaker economy mainly driven by higher interest rates and a weak currency in Australia. This was offset by increased sales in Europe due to a strong commercial market in France, as well as increased investment property sales in Spain and France.

   Commissions, fees and other incentives totaled $156.3 million on a consolidated basis, a 9.4% increase from the third quarter of 1999 due primarily to $9.2 million higher lease commissions, slightly offset by a $3.7 million decline in sales commissions. In addition, variable commissions, which increase as a percentage of revenue as certain earnings levels are met, became effective earlier than prior year due to the higher overall revenue. As a result, commissions as a percentage of revenue increased from 46.6% to 47.9% during the current quarter.

   Operating, administrative and other on a consolidated basis was $134.5 million, an increase of $0.4 million or 0.3% as compared to the third quarter of 1999. This is mainly due to higher bonus incentives and profit share driven by the better quarterly results, offset by higher earnings from unconsolidated subsidiaries in the current quarter.

   Consolidated interest expense was $11.0 million, an increase of $.7 million or 6.5% for the quarter. This primarily resulted from the renewal of the revolving credit facility at a higher borrowing rate offset by slightly lower average borrowing levels during the current quarter.

   Provision for income tax on a consolidated basis was $7.9 million for the three months ended September 30, 2000, as compared to $5.9 million for the three months ended September 30, 1999. The increase is mainly attributable to an increase in pre-tax book income for the quarter. The effective tax rate was 53% for the three months ended September 30, 2000 as compared to 56% for the three months ended September 30, 1999. Decrease in effective tax rate is primarily due to the Company projecting a higher annualized pre-tax book income for 2000 as of the current quarter than what was projected for prior year as of the third quarter of 1999. Greater annualized pre-tax book income results in lower effective tax rate when permanently nondeductible items such as goodwill remain relatively constant from year to year.

   EBITDA was $35.7 million for the three months ended September 30, 2000, as compared to $30.0 million for the three months ended September 30, 1999. EBITDA effectively removes the impact of certain non-cash and nonrecurring charges on income such as depreciation and the amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges, extraordinary items, and income taxes. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with US GAAP or
(ii) operating cash flow determined in accordance with US GAAP.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   The Company reported consolidated net income of $12.5 million, or $0.60 diluted earnings per share for the nine months ended September 30, 2000 on revenues of $905.3 million compared to consolidated net income of $6.3 million, or $0.30 diluted earnings per share, on revenues of $817.4 million for the nine months ended September 30, 1999. The current year-to-date results include a $4.7 million non-recurring pre-tax gain from the sale of certain non-strategic assets of the Company, as well as a $4.4 million pre-tax gain from the sale of loan servicing rights.

   Revenues on a consolidated basis increased by $87.9 million or 10.8% for the current year, mainly due to increased lease revenue of $74.0 million. North America lease revenue increased due to a higher number of completed transactions as well as a higher average revenue per deal. Lease revenue increased in Europe due to strong activity in the Netherlands, France and Spain. Lease revenue in Asia Pacific increased primarily due to better economic conditions in China. Investment management fees grew due to higher managed account assets as well as incentive fees from several properties in North America and Asia. Loan origination and servicing fees increased by $7.0 million, of which $2.5 million is attributable to the acquisition of Eberhardt Company in late 1999. Excluding any acquisitions, production fees increased by $2.8 million or 13.0% over the same period last year while loan servicing fees increased by 5.0%. Average fees per loan transaction increased by over 20.0% from the same period in 1999. These increases were offset by lower sales revenue of $10.9 million. In North America sales revenue declined due to lower sales of investment properties. Sales in Asia Pacific also decreased primarily within Australia due to a weaker economy as a result of higher interest rates and a weak currency. This was offset by strong investment property sales in Europe, particularly in the UK and France.

   Commissions, fees and other incentives on a consolidated basis totaled $424.5 million, an increase of 15.0% from prior year. Lease commissions rose significantly due to the higher lease revenue. In addition, the overall revenue growth resulted in higher variable commission expense compared to prior year and contributed to an increase in commissions as a percentage of revenue from 45.1% to 46.9% for the current year. Variable commissions increase as a percentage of revenue as certain earnings levels are met.

   Operating, administrative and other on a consolidated basis increased by $15.3 million or 4.1% to $392.0 million, compared to the nine months ended September 30, 1999. The increase is mainly attributable to higher bonus incentives and profit share due to the better current year results.

   Consolidated interest expense of $31.6 million increased by $2.0 million or 6.6% in the current year, due to higher interest rates for the revolving credit facility, offset slightly by lower average borrowing levels compared to prior year.

   Provision for income tax on a consolidated basis was $14.1 million for the nine months ended September 30, 2000, as compared to $7.6 million for the nine months ended September 30, 1999. The increase is mainly due to the increase in pre-tax book income for the year. The effective tax rate was 53% for the nine months ended September 30, 2000 as compared to 55% for the nine months ended September 30, 1999. Decrease in effective tax rate is primarily due to the Company projecting a higher annualized pre-tax book income for 2000 as of the current quarter than what was projected for prior year as of the third quarter of 1999. Greater annualized pre-tax book income results in lower effective tax rate when permanently nondeductible items such as goodwill remain relatively constant from year to year.

   EBITDA was $88.8 million for the nine months ended September 30, 2000, as compared to $71.7 million for the nine months ended September 30, 1999.

Segment Operations

   In July 1999, the Company announced that it changed its segment reporting from four segments to three segments. Prior periods were restated to conform to the new segmentation. The three segments are Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and on the way the chief operating decision makers organize segments within the Company for making operating decisions and assessing performance. Each business segment requires and is responsible for executing a unique marketing and business strategy. Transaction Management consists of commercial property sales and leasing services, transaction management and advisory services and investment property services (acquisitions and sales on behalf of investors). Financial Services consists of mortgage loan origination and servicing through L.J. Melody & Company, investment management and advisory services through CB Richard Ellis Investors, L.L.C., capital markets activities, valuation and appraisal services and real estate market research. The current year results of Financial Services include a $4.4 million pre-tax gain from the sale of loan servicing rights. Management Services consists of facilities and property management and related services. The current year results of Management Services include a nonrecurring pre-tax gain of $4.7 million from the sale of certain non-strategic assets of the Company. The following unaudited table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the periods ended September 30, 2000 and 1999 (dollars in thousands):

                                                 Three Months Ended September 30          Nine Months Ended September 30
                                              --------------------------------------   -------------------------------------
                                                      2000                1999                2000                1999
                                              -----------------   ------------------   -----------------   -----------------
Transaction Management
 Revenue:
  Leases....................................   $123,303    53.0%   $105,893     47.0%   $350,528    54.6%   $280,855    48.2%
  Sales.....................................     94,771    40.7     103,890     46.2     249,472    38.9     261,510    44.9
  Other consulting and referral fees (1)....     14,621     6.3      15,316      6.8      41,376     6.5      40,040     6.9
                                               --------   -----    --------    -----    --------   -----    --------   -----
   Total revenue............................    232,695   100.0%    225,099    100.0%    641,376   100.0%   $582,405   100.0%
 Costs and expenses:
  Commissions, fees and other incentives....    134,341    57.7     121,676     54.1     360,775    56.3     311,335    53.5
  Operating, administrative and other.......     75,141    32.3      76,830     34.1     224,425    35.0     218,385    37.5
  Depreciation and amortization.............      5,952     2.6       5,769      2.6      15,940     2.5      15,746     2.7
                                               --------   -----    --------    -----    --------   -----    --------   -----
 Operating income...........................   $ 17,261     7.4%   $ 20,824      9.3%   $ 40,236     6.3%   $ 36,939     6.3%
                                               ========   =====    ========    =====    ========   =====    ========   =====
 EBITDA.....................................   $ 23,213    10.0%   $ 26,593     11.8%   $ 56,176     8.8%   $ 52,685     9.0%
                                               ========   =====    ========    =====    ========   =====    ========   =====
Financial Services
 Revenue:
  Appraisal fees............................   $ 18,174    32.4%   $ 16,412     38.2%   $ 54,192    36.4%   $ 51,085    41.6%
  Loan origination and servicing fees.......     14,369    25.6      11,593     27.0      37,406    25.1      30,384    24.8
  Investment management fees................     13,571    24.2       7,338     17.1      29,329    19.7      19,765    16.1
  Other (1).................................     10,025    17.9       7,579     17.7      27,984    18.8      21,436    17.5
                                               --------   -----    --------    -----    --------   -----    --------   -----
   Total revenue............................     56,139   100.0%     42,922    100.0%    148,911   100.0%    122,670   100.0%
 Costs and expenses:
  Commissions, fees and other incentives....     15,955    28.4      15,348     35.8      44,078    29.6      40,047    32.6
  Operating, administrative and other.......     30,671    54.6      25,809     60.1      83,912    56.4      70,361    57.4
  Depreciation and amortization.............      2,923     5.2       2,110      4.9       8,948     6.0       7,898     6.4
                                               --------   -----    --------    -----    --------   -----    --------   -----
 Operating income (loss)....................   $  6,590    11.7%   $   (345)   (0.8)%   $ 11,973     8.0%   $  4,364     3.6%
                                               ========   =====    ========    =====    ========   =====    ========   =====
 EBITDA.....................................   $  9,513    16.9%   $  1,765      4.1%   $ 20,921    14.0%   $ 12,262    10.0%
                                               ========   =====    ========    =====    ========   =====    ========   =====
Management Services
 Revenue:
  Property management fees..................   $ 21,338    56.6%   $ 19,412     49.8%   $ 60,961    53.0%   $ 59,269    52.8%
  Facilities management fees................      5,501    14.6       6,209     15.9      15,330    13.3      18,168    16.2
  Other (1).................................     10,848    28.8      13,376     34.3      38,746    33.7      34,874    31.0
                                               --------   -----    --------    -----    --------   -----    --------   -----
   Total revenue............................     37,687   100.0%     38,997    100.0%    115,037   100.0%    112,311   100.0%
 Costs and expenses:
  Commissions, fees and other incentives....      6,052    16.1       5,895     15.1      19,641    17.1      17,625    15.7
  Operating, administrative and other.......     28,643    76.0      31,413     80.6      83,691    72.8      87,968    78.3
  Depreciation and amortization.............      1,959     5.2       2,122      5.4       7,246     6.3       6,319     5.6
                                               --------   -----    --------    -----    --------   -----    --------   -----
 Operating income (loss)....................   $  1,033     2.7%   $   (433)   (1.1)%   $  4,459     3.9%   $    399     0.4%
                                               ========   =====    ========    =====    ========   =====    ========   =====
 EBITDA.....................................   $  2,992     7.9%   $  1,689      4.3%   $ 11,705    10.2%   $  6,718     6.0%
                                               ========   =====    ========    =====    ========   =====    ========   =====
Total operating income......................   $ 24,884            $ 20,046             $ 56,668            $ 41,702
                                               ========            ========             ========            ========
Total EBITDA................................   $ 35,718            $ 30,047             $ 88,802            $ 71,665
                                               ========            ========             ========            ========
------------

(1) Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances and/or nonrecurring nature within each segment. Certain revenue types disclosed on the consolidated statements of operations may not be derived directly from amounts shown in this table.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Transaction Management

   Revenue increased by $7.6 million or 3.4% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, due primarily to an increase in lease revenue of $17.4 million. This is mainly due to a higher average dollar amount per deal, slightly offset by a lower number of completed transactions. This was offset by a decline in sales revenue of $9.1 million. Sales revenue decreased in North America due to a decline in the number of completed transactions, as well as a lower average revenue per deal. In addition, sales revenue decreased in Asia Pacific due to a weaker economy attributable to a rise in interest rates and a weakened currency in Australia. This was offset in Europe by strong investment property sales, particularly in Spain and France. Commissions, fees and other incentives increased by $12.7 million or 10.4% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. This is mainly attributable to higher lease commissions slightly offset by a decline in sales commissions. In addition, the overall revenue growth resulted in higher variable commissions. As producers reach higher commission volume, their compensation for the entire year is increased retroactively to that higher level. Due to an increase in revenue, many producers reached a higher revenue plateau earlier this year than last year. As a result, commissions as a percentage of revenue increased from 54.1% to 57.7% in the current quarter. This also caused a decrease in operating income of $3.6 million as compared to prior year quarter. Operating, administrative, and other decreased by $1.7 million or 2.2% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. This decrease is a result of lower personnel requirements in North America and Asia, as well as higher equity income from unconsolidated subsidiaries. This is slightly offset by higher bonus incentives and profit share due to the more favorable quarterly results.

Financial Services

   Revenue increased by $13.2 million or 30.8% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. Loan origination and servicing fees increased by $2.8 million, of which $0.9 million was due to the acquisition of Eberhardt late in 1999. In addition, excluding any acquisitions, loan production fees increased by $1.0 million or 12.0% over the same period last year while loan servicing fees increased by 7.0%. Additionally, average fees per loan transaction increased by approximately 30.0% from the same period in 1999. Investment management fees increased by 84.9% due to higher managed account assets as well as incentive fees from several properties in North America and Asia. Other revenue increased due to the acquisition of several small consulting companies in late 1999 and early 2000. Commissions, fees and other incentives increased by $0.6 million or 4.0% from prior quarter due to higher loan commission. Operating, administrative, and other increased by $4.9 million or 18.8% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999. This is primarily due to higher bonus incentives and profit share attributable to the better quarterly performance as well as higher personnel requirements in North America and Asia.

Management Services

   Revenue decreased by $1.3 million or 3.4% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, due to the spin-off of Building Technology Engineers, an engineering services group, into a joint venture, as well as a decline in facilities management revenue. This was slightly offset by higher property management fees primarily due to increased square footage managed in Asia Pacific, as well as increased lease and sales revenues. Commissions, fees and other incentives increased by $0.2 million or 2.7% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999, primarily due to increased sales and lease revenues. Operating, administrative and other decreased by $2.8 million or 8.8% for the quarter due to lower personnel requirements, mainly in North America. As a percentage of revenue, operating, administrative and other decreased from 80.6% to 76.0% in the current quarter.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Transaction Management

   Revenue increased by $59.0 million or 10.1% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase was primarily due to higher lease revenues of $69.7 million. In North America, the increase was mainly due to a higher number of completed transactions, as well as a larger dollar average per deal. Europe reported increased lease revenues due to strong performance in the Netherlands, France and

Spain. Increased lease revenue in Asia Pacific is due to a better overall economy in China. This was offset by a $12.0 million decrease in sales revenue. In North America, sales revenue declined due to a lower number of investment property sales. Sales revenue in Asia Pacific also decreased due to a weaker economy attributable to higher interest rates and a weak currency in Australia. This was offset by strong investment property sales in Europe, particularly in France and the UK. Commissions, fees and other incentives increased by $49.4 million or 15.9% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to higher lease commissions. In addition, variable commission expense grew due to the higher overall revenue, resulting in commissions as a percentage of revenues to increase from 53.5% to 56.3% for the current year. Variable commissions increase as a percentage of revenue as certain earnings levels are met. Operating, administrative, and other increased by $6.0 million or 2.8% as a result of higher bonus incentives and profit share due to the more favorable year-to-date results. This is offset by higher equity income from unconsolidated subsidiaries in the current year.

Financial Services

   Revenue increased by $26.2 million or 21.4% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in revenue is primarily due to increased investment management fees resulting from higher managed assets, as well as increased incentive fees from several properties in North America and Asia. Loan origination and servicing fees increased by $7.0 million, of which $2.5 million is attributable to the acquisition of Eberhardt Company late in 1999. In addition, excluding any acquisitions, loan production fees increased by $2.8 million or 13.0% over the same period last year while loan servicing fees increased by 5.0%. Additionally, average fees per loan transaction increased by over 20.0% from the same period in 1999. Other revenue increased due to the acquisition of several small consulting companies in late 1999 and early 2000. In Europe, appraisal fees increased due mainly to significant additional business in the UK. Commissions, fees and other incentives increased by $4.0 million or 10.1% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. This increase is mainly due to higher loan commissions. Operating, administrative, and other increased by $13.6 million or 19.3% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to increased personnel requirements in North America and Asia, higher bonus incentives and profit share attributable to the more favorable current year results, as well as lower earnings from unconsolidated subsidiaries.

Management Services

   Revenue increased by $2.7 million or 2.4% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, due to higher lease and sales revenues. Property management fees increased due primarily to higher managed square footage in Asia Pacific. These increases were offset by lower facilities management revenue due primarily to a loss of a large client in 2000. Commissions, fees and other incentives increased by $2.0 million or 11.4% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, attributable mainly to the increase in lease and sales commissions. Operating, administrative, and other decreased by $4.3 million or 4.9% for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The decrease is primarily due to lower personnel requirements, mainly in North America. As a percentage of revenue, operating, administrative and other decreased from 78.3% to 72.8% for the current year.

Liquidity and Capital Resources

   The Company has historically financed its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The Company had additional net borrowings of $36.0 million under the revolving credit facility during the nine months ended September 30, 2000 in order to fund higher working capital requirements, as well as the purchase of various investments acquired as part of the Company's e-business strategy. The Company's EBITDA was $88.8 million and $71.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in EBITDA reflects the general overall period to period revenue increase as discussed in the Results of Operations.

   Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2000, compared to $2.8 million provided by operating activities for the nine months ended September 30, 1999. The decrease in cash from operations is due to higher incentive payments made during the first quarter, as well as increased premium payments invested in the cash surrender value of insurance products used to fund the DCP plan (see Note 6). This decrease was offset by increased receivable collections and higher net income adjusted for noncash operating activities.

   Net cash used in investing activities was $28.4 million for the nine months ended September 30, 2000, compared to $21.4 million for the nine months ended September 30, 1999. The change is primarily due to the purchase of investments acquired as part of the Company's overall e-business strategy. In July 2000, the Company invested a total of $10.0 million in SiteStuff.com, Inc., a premier e-marketplace for owners and operators of commercial and multi-family real estate properties in order to further its internet alliances. Through SiteStuff.com, Inc., the Company expects to purchase property management maintenance, repair and operations products and services for the benefit of clients in the US. During the third quarter 2000, as part of its e-business initiative, the Company invested $1.1 million in Constellation Real Technologies LLC, as well as approximately $0.6 million in several international e-businesses. In addition, in May 2000, the Company purchased a total of approximately $9.0 million of stocks in two companies, Eureka Broadband Corporation and Eziaz, Inc. The Company's e-investment strategy is to improve internal business operations with resulting cost savings through paperwork reduction, to improve service delivery to clients and to create value in growth business that will flow to the Company. These purchases are offset by the cash received from the sale of Telecommunications, the sale of loan servicing rights and receipt of proceeds from the 1999 sale of a risk management operation, as compared to cash received from the sale of inventoried property in prior year.

   Net cash provided by financing activities was $26.5 million for the nine months ended September 30, 2000, compared to $24.6 million for the nine months ended September 30, 1999, as net proceeds from debt were comparable between periods.

   In October 1999, the Company executed an amendment to the revolving credit facility, reducing the facility to $350.0 million, eliminating the mandatory reduction of the facility on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. The amount outstanding under this facility was $196.0 million at September 30, 2000 which is included in the accompanying consolidated balance sheets. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.50%. The weighted average rate on amounts outstanding at September 30, 2000 was 9.34%.

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

   The Company expects to have capital expenditures ranging from $20 million to $25 million in 2000. The Company expects to use net cash provided by operating activities for the next several years primarily to fund capital expenditures for computer related purchases, acquisitions, including earnout payments, and to make required principal payments under the Company's outstanding indebtedness. The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet the Company's anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

   The Company completed the 1999 stock repurchase program on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of $5.0 million. In addition, the Company began repurchasing stock from the open market in May 2000 in order to fund the stock portion of DCP. As of September 30, 2000, the Company has repurchased in 2000 185,800 shares of common stock for $2.0 million under this program.

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

Litigation

   In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in the Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including the Company. The plaintiff has filed an appeal with the Pennsylvania Supreme Court. The Supreme Court of Pennsylvania has denied the petition of GMH for review by the Supreme Court.

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

   In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 is not expected to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at September 30, 2000.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is not expected to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at September 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

   Approximately 23% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While the Company's international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit such exposure, as appropriate. Such contracts are usually short term in nature ranging from ten days to two months. Gains and losses on contracts are deferred until the transaction being hedged is finalized. At September 30, 2000, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

   The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 90 basis points (approximately 9.0% of the Company's weighted-average variable rate at September 30, 2000) the net impact would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligation.


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

                        CB RICHARD ELLIS SERVICES, INC.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         27  Financial Data Schedule (filed only with the SEC).

    (b)  Reports on Form 8-K

         No reports on Form 8-K were filed for the third quarter ended September 30, 2000.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CB RICHARD ELLIS SERVICES, INC.


       Date:  November 14, 2000             /s/ Ronald J. Platisha
                                            _________________________________
                                                   Ronald J. Platisha
                                                Executive Vice President,
                                                  Financial Operations

                                 EXHIBIT INDEX



       Exhibit
       Number                           Description of Exhibit
       ------           ------------------------------------------------------

        27               Financial Data Schedule (filed only with the SEC)