Form 10-K405
period 2000-12-31
CB RICHARD ELLIS SERVICES INC
filed 2001-04-02
CIK 852203

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                       COMMISSION FILE NUMBER 001 - 12231

                            ------------------------
                        CB RICHARD ELLIS SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      52-1616016
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
              or organization)

        200 NORTH SEPULVEDA BOULEVARD                           90245-4380
           EL SEGUNDO, CALIFORNIA                               (Zip Code)
  (Address of principal executive offices)

                                 (310) 563-8611
              (Registrant's telephone number, including area code)

                         ------------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. /X/

    The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 28, 2001 was $164,766,061.

    Number of shares of common stock outstanding at February 28, 2001 was 20,635,300.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    ORGANIZATION. CB Richard Ellis Services, Inc., or our Company, was founded in 1906. We were formerly known as CB Commercial Real Estate Services
Group, Inc. or CB Commercial, a holding company, organized on March 9, 1989 under the laws of the state of Delaware to acquire Coldwell Banker Commercial Group, Inc. This acquisition occurred on April 19, 1989. On November 25, 1996, CB Commercial completed an initial public offering of 4,347,000 shares of common stock. Prior to this public offering, CB Commercial was a reporting company as a result of an offering to employees under the Securities and Exchange Act of 1933, as amended. On February 24, 2001, we announced that our Company had entered into an Agreement and Plan of Merger whereby members of senior management, Ray Wirta, our CEO, and Brett White, our Chairman, The Americas, together with director, Fred Malek and directors, Richard Blum, Bradford Freeman and Donald Koll and their respective affiliates will acquire all of our Company's outstanding shares which they do not own at a price of $16.00 per share. The merger is subject to the approval of two-thirds of the outstanding shares held by disinterested stockholders, the expiration of anti-trust waiting periods and a successful tender for at least 51% of our outstanding 8 7/8% Senior Subordinated Notes.

    As part of our growth strategy, CB Commercial has undertaken various strategic acquisitions. In 1995, we purchased Westmark Realty Advisors, L.L.C., which has been renamed CB Richard Ellis Investors, L.L.C., or CBRE Investors. CBRE Investors is a management and advisory business with approximately
$10.0 billion of assets under management. In 1996, CB Commercial acquired L.J. Melody & Company, or L.J. Melody, a nationally-known mortgage banking firm. Then in 1997, we acquired Koll Real Estate Services, or Koll, a real estate services company primarily providing property management services, corporate and facilities management services, and asset and portfolio management services. The following year, we purchased all of the outstanding stock of REI Limited, or REI, which owned and operated the internationally known real estate services firm of Richard Ellis in all the major commercial real estate markets in the world, other than the United Kingdom, or UK. REI's principal operations were in the Netherlands, France, Spain, Brazil, Australia, Hong Kong, including Taiwan and the People's Republic of China, and Singapore. In 1998, we also acquired the business of Hillier Parker May and Rowden, now known as CB Hillier Parker Limited, or Hillier Parker, a commercial property services partnership operating in the UK. That same year, we purchased the approximately 73.0% interest that we did not already own in CB Commercial Real Estate Group of Canada, Inc. In 1998, we also acquired the remaining ownership interests in Richard Ellis Australia and New Zealand.

    On May 19, 1998, CB Commercial changed its name to CB Richard Ellis Services, Inc.

    NATURE OF OPERATIONS. CB Richard Ellis Services, Inc. is a holding company that conducts its operations primarily through approximately 75 direct and indirect operating subsidiaries. In the United States, or US, we operate through CB Richard Ellis, Inc. and L.J. Melody, in the UK through Hillier Parker and in Canada through CB Richard Ellis Limited. CBRE Investors and its foreign affiliates conduct business in the US, Europe and Asia. We operate through various subsidiaries in approximately 44 countries and pursuant to cooperation agreements in several additional countries. Approximately 78% of our revenues are from the US and 22% from the rest of the world.

    Our operations are reported through three geographic regions:

    - The Americas consist of the United States, Canada, Mexico and operations located in Central and South America. We also refer to the operations in Mexico, Central and South America as our Latin America operations.

    - EMEA is an acronym for Europe, the Middle East and Africa. This operating group became part of our company through a series of acquisitions; most significantly Hillier Parker and REI.

    - Asia Pacific consists of operations in Asia, Australia and New Zealand. These operations were acquired in part through the REI acquisition and in total through subsequent acquisitions.

    See Note 11 of the Notes to Consolidated Financial Statements for financial data relating to our geographic regions, which are incorporated herein by reference.

    A significant portion of our Company's revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus of completing transactions by year-end, while incurring constant, non-variable expenses throughout the year. This has historically resulted in lower profits or a loss in the first quarter, with profits growing in each subsequent quarter.

BUSINESS SEGMENTS

    In July 1999, our Company undertook a reorganization to streamline our US operations, which resulted in a change in our segment reporting from four to three segments. We have eight primary lines of business which are aggregated, reported and managed through these three segments: Transaction Management, Financial Services and Management Services. The Transaction Management segment is the largest generator of revenue and operating income, and includes Brokerage Services, Corporate Services and Investment Property activities. Brokerage Services includes activities that provide sales, leasing and consulting services in connection with commercial real estate and is our primary revenue source. Corporate Services focuses on building relationships with large corporate clients which generate recurring revenue. Investment Property activities provide brokerage services for commercial real property marketed for sale to institutional and private investors. The Financial Services segment provides commercial mortgage, valuation, investment management and consulting and research services. The Management Services segment provides facility management services to corporate real estate users and property management and related services to owners.

    Information regarding revenues and operating income or loss, attributable to each of our business segments is included in "Segment Operations" within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and within Note 11 of our Notes to Consolidated Financial Statements, which are incorporated herein by reference. Information concerning the identifiable assets of each of our Company's business segments is set forth in Note 11 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

    TRANSACTION MANAGEMENT

    Under Transaction Management we operate the following lines of business:

    - THE BROKERAGE SERVICES LINE OF BUSINESS provides sales, leasing and consulting services relating to commercial real estate. The Brokerage Services business line is the largest business unit in terms of revenue, earnings and cash flow. This line of business is built upon relationships that its employees establish with customers. This business does not require significant capital expenditures on a recurring basis. However, due to the low barriers to entry and strong competition, it strives to retain top producers through an attractive compensation program that motivates its sales force to achieve higher revenue production. Therefore, the most significant cost is commission expense, which can be as high as 70% of the revenue generated by Brokerage Services. We are the largest and most recognized competitor in the commercial brokerage business, and we believe that the CB Richard Ellis brand provides our Company with a competitive operating advantage. This line of business employs approximately 2,200 individuals in offices located in most of the largest metropolitan areas in the US and approximately 1,200 individuals in the rest of the world.

          OPERATIONS. Our Company maintains a decentralized approach to Transaction Management other than investment properties by bringing significant local knowledge and expertise to each assignment. Each local office draws upon the broad range of support services provided by the other business groups around the world, including an international network of market research, client relationships and transaction referrals which we believe provides this business line with significant economies of scale over local, national and international competitors. While day-to-day operations are decentralized, most accounting and financial functions are centralized.

          Compensation. Under a typical brokerage services agreement, Brokerage Services is entitled to receive sale or lease commissions. Sale commissions, which are calculated as a percentage of sales price, are generally earned by this business line at the close of escrow. Internationally, sales commissions are earned upon completion of work with no existing contingencies. Sale commissions in the US typically range from approximately 1% to 6% with the rate of commission declining as the price of the property increases. In the case of large investment properties with prices over $20 million, the commission is generally not more than 2%, declining to .5% for properties with prices greater than $75 million. In the UK, commissions of 0.75% for a sale to 1% for a purchase are typical. Lease commissions in the US and Canada, typically calculated either as a percentage of the minimum rent payable during the term of the lease or based upon the square footage of the leased premises, are generally earned by Brokerage Services at the commencement of a lease, which typically occurs on tenant move-in and are not contingent upon the tenant fulfilling the terms of the lease. In cases where a third-party brokerage firm is not involved, lease commissions earned by this business line for a new lease typically range between 2% and 6% of minimum rent payable under the lease depending upon the value of the lease. In the UK, the leasing commission is typically one month's rent or 15% of the first year's rent. For renewal of an existing lease, these fees are generally 50% of a new lease commission. In sales and leases where a third-party broker is involved, Brokerage Services must typically share 50% of the commission with the third-party broker. In the US, Canada and much of Australia, brokerage sales professionals generally will receive a 40% to 60% share of commissions before costs and expenses. In most other parts of the world, brokerage professionals generally receive a salary and a bonus, profit-share or a small commission, which in the aggregate approximate a 50% share of commissions earned by this business line.

    - THE INVESTMENT PROPERTIES LINE OF BUSINESS provides brokerage services for commercial real estate property marketed for sale to institutional and private investors.

          OPERATIONS AND COMPENSATION. This line of business employs approximately 500 individuals in offices located in the US and about 300 individuals in the rest of the world. Compensation for this operation is similar to the Brokerage Services line of business.

    - THE CORPORATE SERVICES LINE OF BUSINESS focuses on building relationships with large corporate clients. The objective is to establish long-term relationships with clients that could benefit from utilizing Corporate Service's broad suite of services and/or global presence. These clients are offered the opportunity to be relieved of the burden of managing their commercial real estate activities at a lower cost than they could achieve by managing these activities themselves. This business has experienced a high rate of growth, as more corporations focus on outsourcing their non-core functions. We believe that this business line's worldwide platform and array of services uniquely positions it to seize additional market share in this area. During 2000, the Facilities Management line of business began operating under the same leadership as Corporate Services (see Management Services).

          OPERATIONS. This business line employs approximately 400 individuals within the US and over 50 individuals in the rest of the world. Corporate Services include research and consulting, structured finance, project management, lease administration and transaction management. These services can be delivered on a bundled or unbundled basis involving other lines of business in a single market or in multiple markets around the globe. A typical corporate services agreement includes a stated term of at least one year and normally contains provisions for extension of the agreement.

          COMPENSATION. A typical corporate services agreement gives it the right to execute some or all of the client's future sales and leasing transactions and to receive other fees on a negotiated basis. The commission rate with respect to these transactions frequently reflects a discount for the captive nature and large volume of the business. This business line is developing worldwide pricing to maximize integrated service delivery.

    All of these business lines provide sales brokerage, leasing and real estate consulting services. Additionally, these business lines are motivated to cross-sell products and services from our other business segments.

FINANCIAL SERVICES

    The Financial Services business segment is focused on providing commercial mortgage, valuation, investment advisory and research and consulting services. We believe that these business lines generally are complementary to the core businesses in the Transaction Management segment, offering reliable returns. A description of the principal lines of business in the Financial Services segment are as follows:

    - THE COMMERCIAL MORTGAGE BUSINESS LINE provides commercial loan origination and loan servicing through our wholly-owned subsidiary, L.J. Melody. The Commercial Mortgage business focuses on the origination of commercial mortgages without incurring principal risk. As part of its activities, L.J. Melody has established correspondent relationships and conduit arrangements with investment banking firms, national banks, credit companies, insurance companies, pension funds and government agencies.

          Under these arrangements, L.J. Melody originates mortgages into conduit programs where it makes limited representations and warranties based upon representations made by the borrower or another party. In some situations, L.J. Melody originates mortgages in its name and immediately sells them into a conduit program (so-called "table funding") without principal risk. Mortgages originated for conduits may or may not have servicing rights. L.J. Melody originates in its name (without principal risk) and services loans for Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). L.J. Melody is also a major mortgage originator for insurance companies and pension funds having the right, as correspondent, to originate loans in their names and subsequently services the mortgage loans it originates. At December 31, 2000, L.J. Melody serviced mortgage loan portfolios of approximately $16.7 billion.

          OPERATIONS. L.J. Melody employs approximately 300 people located in 32 offices in the US. L.J. Melody has no material mortgage banking operations outside of the US. Its mortgage loan originations take place throughout the US, with support from L.J. Melody's headquarters in Houston, Texas. The mortgage loan servicing primarily is handled from the Houston, Texas headquarters with support from regional offices in Atlanta, Georgia; Minneapolis, Minnesota; Seattle, Washington; Boston, Massachusetts; and Los Angeles, California.

          COMPENSATION. L.J. Melody typically receives origination fees, ranging from 0.5% for large insurance company and pension fund mortgage loans to 1.0% for most conduit and agency mortgage loans. In situations where L.J. Melody services the mortgage loans it originates, L.J.

      Melody also receives a servicing fee between .03% and .25%, calculated as a percentage of the outstanding mortgage loan balance. These servicing agreements generally contain an evergreen provision which provides that the agreement remains in effect for an indefinite period, but enables the lender to terminate the agreement upon 30 days prior written notice, which L.J. Melody believes to be a customary industry termination provision. During 2000, a majority of the mortgage loan origination revenue was from agreements which entitled L.J. Melody to both originate and service mortgage loans. L.J. Melody also originates mortgage loans on behalf of conduits and insurance companies for whom it does not perform servicing. Its client relationships have historically been long-term. L.J. Melody pays its mortgage banking professionals a combination of salary, commissions and incentive-based bonuses, which typically average approximately 50% of loan origination fees earned.

    - THE VALUATION LINE OF BUSINESS provides valuation and appraisal services, and market research. These services include market value appraisals, litigation support, discounted cash flow analysis and feasibility and fairness opinions.

          OPERATIONS. The Valuation Business line is one of the largest in its industry in the United States. Additional valuation services are provided internationally. At December 31, 2000 this business line had nearly 200 employees on staff in the United States and approximately 350 internationally. During 2000, it developed proprietary technology for preparing and delivering valuation reports to its clients. We believe that this technology provides the Valuation Business line with competitive advantages over its rivals.

          COMPENSATION. The Valuation Business line earns most of its fees on a fixed-fee basis. Some consulting revenue is earned on an hourly basis.

    - THE INVESTMENT MANAGEMENT LINE OF BUSINESS provides investment management and advisory services through our wholly-owned affiliate, CBRE Investors. CBRE Investors focuses on pension plans, investment funds, insurance companies and other organizations seeking to generate returns through investment in real estate related assets. CBRE Investors is often requested to "co-invest" with its clients for a percentage of the total fund. These co-investments range from 2-10% of the fund.

          OPERATIONS. Operationally, each investment strategy is executed by a dedicated team with the requisite skill sets. At the present time there are seven dedicated teams. In the US, they are Fiduciary Services, low risk/return strategies, Strategic Partners, L.P. a value-added fund, Corporate Partners, LLC, corporate real estate strategies, and Global Innovation Partners, technology driven real estate and entry level strategies. Internationally they are CB Hillier Parker Investors (UK), low risk/return strategies, CBRE Investors Asia, value-added, and CBRE Investors Europe, value-added. Each team's compensation is driven largely by the investment performance of its particular strategy/team. This organizational structure is designed to align the interests of team members with those of its investor clients/partners, determine accountability, and make performance the priority.

          Dedicated teams share resources such as accounting, financial controls, information technology, investor services and research. In addition to the research within the CB Richard Ellis platform, which focuses primarily on market conditions and forecasts, CBRE Investors has an in-house team of research professionals that focuses on investment strategy and underwriting. CBRE Investors and its foreign affiliates have approximately 120 employees located in the Los Angeles headquarters and in regional offices in Boston, and over 30 employees internationally.

          We believe that this business line provides strategic benefits to all of our lines of business, by providing brokerage opportunities for assets under management and by being a natural fit for the full range of services that our Company offers, including mortgage lending, appraisal and property management.

          A key validation of this business occurred during the fourth quarter of 2000 when CBRE Investors was awarded the assignment to manage the CalPERS $500 million Joint Real Estate and Alternative Investment Management Technology Program in which our Company will be making a co-investment of approximately $25 million. Under the program, the fund will make investments in real estate and real estate-related entities, and capitalize on opportunities created from the convergence of the technology and real estate industries. We anticipate that our Company may benefit from the opportunity in several ways, including fees, return on our co-investment, return on a carried interest and significant cross-selling of services in relation to this program.

          COMPENSATION. Investment management fees can have up to three components. In chronological order, they are (i) acquisition fees,
      (ii) annual portfolio management fees and (iii) incentive fees or profit sharing. Each fund or account will have two or three of these components. Fees are typically higher for sponsoring funds or joint ventures than managing separate accounts. Acquisition and annual portfolio management fees usually range between 0.5-1.0% of purchase price in the US and Asia. In the UK, annual fees on separate accounts are typically 0.05-0.1% of asset value. Incentive fees usually range between 10-20% of profit in excess of an agreed upon threshold return. With respect to CBRE Investors' new funds in the US and all international investments, our Company also derives fees for ancillary services including purchase and sale brokerage, mortgage origination, property management and leasing brokerage.

MANAGEMENT SERVICES

    The Management Services segment provides property, facility and construction management services through two lines of businesses:

    - THE ASSET SERVICES LINE OF BUSINESS provides value-added asset and related services for income-producing properties owned primarily by institutional investors and, at December 31, 2000, managed approximately 200 million square feet of commercial space in the US and approximately 200 million square feet in the rest of the world. Asset Services include maintenance, marketing and leasing services for investor-owned properties, including office, industrial, retail and multi-family residential properties. Additionally, Asset Services provides construction management services, which relate primarily to tenant improvements. Asset Services works closely with its clients to implement their specific goals and objectives, focusing on the enhancement of property values through maximization of cash flow. Asset Services markets its services primarily to long-term institutional owners of large commercial real estate assets. An Asset Services agreement puts our Company in a position to provide other services for the owner including refinancing, appraisal and lease and sales brokerage services.

          OPERATIONS. Asset Services employs approximately 1,100 individuals in the US and an estimated 700 individuals internationally, part of whose compensation is reimbursed by the client. Most asset services are performed by management teams located on-site or in the vicinity of the properties they manage. This provides property owners and tenants with immediate and easily accessible service, enhancing client awareness of manager accountability. All personnel are trained and are encouraged to continue their education through both internally-sponsored and outside training. We provide each local office with centralized corporate resources including investments in computer software and hardware. Asset Services personnel generally utilize state-of-the-art computer systems for accounting, marketing, and maintenance management.

    - THE FACILITIES MANAGEMENT LINE OF BUSINESS, now under the same leadership as Corporate Services, specializes in the administration, management and maintenance of properties that are occupied by large corporations and institutions, including corporate headquarters, regional offices, administrative offices and manufacturing and distribution facilities, as well as tenant representation, capital asset disposition, project management, strategic real estate consulting and other ancillary services for corporate clients. At December 31, 2000, Facilities Management had approximately 115 million square feet under management in the US. While most of the properties for which it provides facilities management services are located within the US, it also manages approximately
      11 million square feet internationally, and expect the facilities management business both inside and outside of the US to continue growing in 2001.

          OPERATIONS. The Facilities Management business line employs nearly 1,000 individuals in the US and over 100 individuals internationally, most of whose compensation is reimbursed by the client. The Facilities Management operations in the US are organized into three geographic regions in the Eastern, Western and Central areas, with each geographic region comprised of consulting, corporate services and team management professionals who provide corporate service clients with a broad array of financial, real estate, technological and general business skills. Facilities Management teams are also in place internationally. In addition to providing a full range of corporate services in a contractual relationship, the Facilities Management group will respond to client requests generated by our Company's other business lines for significant, single-assignment acquisition, disposition and consulting assignments that may lead to long-term relationships.

          COMPENSATION. Under a typical Facilities Management agreement, it is entitled to receive management fees and reimbursement for its costs including costs of wages of on-site employees, capital expenditures, field office rent, supplies and utilities that are directly attributable to management of the facility. Payments for reimbursed expenses are netted against those expenses and not included in revenue. Under certain Facilities Management agreements, it may also be entitled to an additional incentive fee which is paid if it meets select performance criteria, for example, a reduction in the cost of operating the facility, which is established in advance with the client.

COMPETITIVE ENVIRONMENT

    The market for the transaction management business is both highly fragmented and competitive. Thousands of local commercial real estate brokerage firms and hundreds of regional commercial real estate brokerage firms have offices throughout the world. Most of our competitors in brokerage, and to a significant extent, asset services, are local or regional firms that are substantially smaller than us on an overall basis, but in some cases may be larger locally. We believe that the following companies have the ability to compete on a national, and in some cases, international basis with our brokerage, investment or corporate services businesses: Jones Lang Lasalle Incorporated, Trammell Crow Company, Cushman and Wakefield, Inc., Grubb and Ellis and Insignia Financial Group.

    We have several competitive advantages which have established us as a leader in the commercial real estate services industry. These advantages include:

    GLOBAL PRESENCE. Many corporations, based both in the US and internationally, have pursued growth opportunities on a global basis. As a result, these corporations favor real estate providers who are capable of providing services around the world. With approximately 250 offices in 44 countries around the world, we combine global reach with localized knowledge that enables us to provide world-class service to our numerous multi-national clients.

    RESOURCES THAT EMPOWER. Our proprietary data network gives our professionals instant access to the local and global market knowledge that meet their clients' needs. It also enables professionals to build cross-functional teams to work collaboratively on projects. With real-time access to state-of-the-art information systems, our professionals are empowered to support clients in achieving their own business goals.

    DIVERSE RANGE OF SERVICES. We offer a variety of complementary services ranging from real estate brokerage and related services to mortgage banking and investment management. We can combine a variety of services to expand and execute real estate strategies that meet and satisfy the needs of a diverse client base. In addition, our various lines of businesses can develop revenue synergies with other units within our Company.

    BRAND NAME. Our reputation as one of the leading worldwide commercial real estate services firms is a major advantage for us in winning new business and further expanding our existing client base. We believe that generally large corporations, institutional owners and users of real estate recognize us as a provider of high quality, professional and multi-functional real estate services.

    L.J. Melody competes in the US with a large number of mortgage banking firms and institutional lenders as well as regional and national investment banking firms and insurance companies in providing its mortgage banking services. Appraisal and valuation services are provided by other international, national, local and regional appraisal firms and some international, national and regional accounting firms. CBRE Investors has numerous competitors including other fund managers, investment banks and commercial banks.

    Our management services business competes for the right to manage properties controlled by third parties. The competitor may be the owner of the property, who is trying to decide the efficiency of outsourcing, or another management services company. Increasing competition in recent years has resulted in our having to provide additional services at lower rates, thereby eroding margins. However, management services enjoys synergies with our other lines of businesses, especially those within the transaction management segment.

RISK FACTORS

THE SUCCESS OF OUR BUSINESS IS SIGNIFICANTLY RELATED TO GENERAL ECONOMIC CONDITIONS, AND ACCORDINGLY, OUR BUSINESS COULD BE HARMED IN THE EVENT OF AN ECONOMIC SLOWDOWN OR RECESSION.

    Periods of economic slowdown or recession in the US and in other countries, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, can harm many segments of our overall business. These economic conditions could result in a general decline in rents which in turn would reduce revenues from property management fees and brokerage commissions derived from property sales and leases. In addition, these conditions could lead to a decline in sale prices as well as a decline in demand for funds invested in commercial real estate and related assets. An economic downturn or significant increase in interest rates also may reduce the amount of loan originations and related servicing by our commercial mortgage banking business. If our brokerage and mortgage banking businesses are negatively impacted, it is likely that other segments of our business will also suffer, due to the relationship among our various business segments.

    The sharp downturn in the commercial real estate market beginning in the late 1980s in the US caused, and downturns in the future may again cause, some property owners to dispose of or lose their properties through foreclosures and has caused many real estate firms to undergo restructuring or changes in control. These changes in the ownership of properties may be accompanied by a change in property and investment management firms and could cause us to lose management agreements or make the agreements we retain less profitable.

IF THE PROPERTIES THAT WE MANAGE FAIL TO PERFORM, THEN OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED.

    The revenue we generate from our property and facilities management services segments is generally a percentage of aggregate rent collections from properties, with many management agreements providing for a specified minimum management fee. Accordingly, our success will be dependent in part upon the performance of the properties we manage and the performance of these properties will depend upon the following factors, among others, many of which are partially or completely outside of our control:

    - our ability to attract and retain creditworthy tenants;

    - the magnitude of defaults by tenants under their respective leases;

    - our ability to control operating expenses;

    - governmental regulations, local rent control or stabilization ordinances which are or may be put into effect;

    - various uninsurable risks;

    - financial conditions prevailing generally and in the areas in which these properties are located;

    - the nature and extent of competitive properties; and

    - the real estate market generally.

WE HAVE NUMEROUS SIGNIFICANT COMPETITORS, MANY OF WHICH MAY HAVE GREATER FINANCIAL RESOURCES THAN WE DO.

    We compete across a variety of business disciplines within the commercial real estate industry, including investment management, tenant representation, corporate services, construction and development management, property management, agency leasing, valuation and mortgage banking. In general, with respect to each of our business disciplines, we cannot assure you that we will be able to continue to compete effectively, maintain our current fee arrangements or margin levels or not encounter increased competition. Each of the business disciplines in which we compete is highly competitive on an international, national, regional or local level. Although we are one of the largest real estate services firms in the world, our relative competitive position varies significantly across product and service categories and geographic areas. Depending on the product or service, we face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms. Many of our competitors are local or regional firms, which are substantially smaller than us. However, they may be substantially larger on a local or regional basis. We are also subject to competition from other large national and multinational firms.

    In addition to our historical competitors, the advent of the Internet has introduced new ways of providing real estate services, as well as new competitors to the industry. We cannot currently predict who these competitors will be, nor can we predict what our response to them will be. Our response to competitive pressures could require significant capital resources, changes in our organization or technological changes. If we are not successful in developing a strategy to address the risks and to capture the related opportunities presented by technological changes and the emergence of e-business, our business, financial condition or results of operations could be harmed.

OUR INTERNATIONAL OPERATIONS SUBJECT US TO SOCIAL, POLITICAL AND ECONOMIC RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES.

    We conduct a substantial portion of our business, and a substantial number of our employees are located, outside of the US. In 2000, we generated approximately 22% of our revenue from operations outside the US. The international scope of our operations may lead to volatile financial results and difficulties in managing our businesses. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include the following factors:

    - difficulties and costs of staffing and managing international operations;

    - currency restrictions, such as those in Brazil, which may prevent us from transferring capital and profits to the US;

    - unexpected changes in regulatory requirements;

    - potentially adverse tax and tariff consequences;

    - the burden of complying with multiple and potentially conflicting laws;

    - the impact of regional or country-specific business cycles and economic instability;

    - the geographic, time zone, language and cultural differences between personnel in different areas of the world;

    - greater difficulty in collecting accounts receivable in some geographic regions such as Asia, where many countries have underdeveloped insolvency laws and clients often are slow to pay, and Europe, where clients in some countries also tend to delay payments;

    - political instability in the nature of what has occurred in recent years in Indonesia and the Philippines, but which may arise in any particular region; and

    - foreign ownership restrictions with respect to operations in countries such as Indonesia, India and China.

    We have committed additional resources to expand our worldwide sales and marketing activities, to globalize our service offerings and products in selected markets and to develop local sales and support channels. If we are unable to successfully implement these plans, to maintain adequate long-term strategies which successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition or results of operations could be harmed.

    In addition, our international operations and, specifically, the ability of our non-US subsidiaries to dividend or otherwise to transfer cash among our subsidiaries, including transfers of cash to us to pay interest and principal on our senior notes, may be affected by limitations on imports, currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

OUR REVENUES AND EARNINGS MAY BE ADVERSELY AFFECTED BY FOREIGN CURRENCY FLUCTUATIONS.

    Our revenues from non-US operations have been primarily denominated in the local currency where the associated revenues were earned. During our fiscal year ended December 31, 2000, approximately 22% of our business was transacted in currencies of foreign countries, the majority of which included the British Pound Sterling, the French Franc, the Hong Kong Dollar and the Australian Dollar. Thus, we may experience significant fluctuations in revenues and earnings because of corresponding fluctuations in foreign currency exchange rates.

    We have made significant acquisitions of non-US companies since the beginning of 1998, including Hillier Parker, REI, CB Commercial Real Estate of Canada, Inc. and Richard Ellis Australia and New Zealand. We may acquire additional foreign companies in the future as well. As we increase our foreign operations, fluctuations in the value of the US Dollar relative to the other currencies in which we may generate earnings could materially adversely affect our business, operating results and financial condition. In addition, fluctuations in currencies relative to the US Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. Due to the constantly changing currency exposures to which we will be subject and the volatility of currency exchange rates, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

    Our management may decide to use currency hedging instruments including foreign currency forward contracts, purchased currency options where applicable and borrowings in foreign currency. Economic risks associated with these hedging instruments include unexpected fluctuations in inflation rates impacting cash flow relative to paying down debt, and unexpected changes in the underlying net asset position. These hedging activities may not be effective.

WE HAVE GROWN SIGNIFICANTLY DURING THE PAST FIVE YEARS WHICH HAS PLACED SIGNIFICANT DEMANDS ON OUR RESOURCES, AND WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE THIS GROWTH OR FUTURE GROWTH.

    We have grown significantly in recent years from total consolidated revenues of approximately $583 million in fiscal year 1996 to approximately $1.3 billion in fiscal year 2000. In addition, we intend to continue to pursue an aggressive growth strategy in the future. This historical growth and any significant future growth will continue to place demands on our resources. Accordingly, our future success and profitability will depend, in part, on our ability to enhance our management and operating systems, manage and adapt to rapid changes in technology, obtain financing for strategic acquisitions and investments, retain employees due to policy and procedural changes and retain customers due to our ability to manage change. We may not be able to successfully manage any significant expansion or obtain adequate financing on favorable terms to manage our growth.

BECAUSE A SIGNIFICANT PORTION OF OUR OPERATIONS ARE CONCENTRATED IN CALIFORNIA, OUR BUSINESS COULD BE HARMED IF AN ECONOMIC DOWNTURN OCCURS IN THE CALIFORNIA REAL ESTATE MARKET.

    For the year ended December 31, 2000, approximately $285.7 million, or 31%, of our $929.2 million in total sale and lease revenue, including revenue from investment property sales, was generated from transactions originated in the State of California. As a result of the geographic concentration in California, a material downturn in the California commercial real estate markets or in the local economies in San Diego, Los Angeles or Orange County could harm our results of operations.

OUR RESULTS OF OPERATIONS VARY SIGNIFICANTLY AMONG QUARTERS, WHICH MAKES COMPARISON OF OUR QUARTERLY RESULTS DIFFICULT.

    Our operating income and earnings have historically been substantially lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of our non-variable expenses throughout the year versus the seasonality of our revenues. This has historically resulted in a small loss in the first quarter, a small profit or loss in the second and third quarters and a larger profit in the fourth quarter, excluding the recognition of investment generated performance fees. As a result, quarter-to-quarter comparisons may be difficult to interpret.

OUR GROWTH HAS DEPENDED SIGNIFICANTLY UPON ACQUISITIONS, AND WE HAVE EXPERIENCED DIFFICULTIES INTEGRATING THESE ACQUIRED BUSINESSES WITH OUR BUSINESS.

    A significant component of our growth from 1996 to 1998 was, and part of our principal strategy for continued growth is, through acquisitions. Our strategic acquisitions since 1995 have included Hillier Parker, REI, Koll, L.J. Melody and Westmark Realty Advisors, L.L.C. Recent tactical acquisitions have included Cauble and Company, North Coast Mortgage and Shoptaw-James. We expect to continue our acquisition program. Any future growth by us through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices and upon advantageous terms and conditions. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations and that business judgments concerning the value, strengths and weaknesses of businesses acquired or whether the consequences of any acquisition will prove incorrect.

    We have had, and may experience in the future, significant difficulties in integrating operations acquired from other companies, including the diversion of management's attention from other business concerns and the potential loss of our key employees or those of the acquired operations. For example, in the Westmark Realty Advisors, L.L.C. acquisition, serious differences in corporate culture resulted in the loss of several key employees. In the L.J. Melody acquisition it took over a year to blend out loan servicing operations with those of L.J. Melody. The integration of Koll and our property, facilities and corporate accounting systems took almost nine months to complete. We believe that most acquisitions will have an adverse impact on operating income and net income during the first six months following the acquisition. In addition, during this time period, we believe there are generally significant one-time costs relating to integrating information technology, accounting and management services and rationalizing personnel levels. Accordingly, we may not be able to effectively manage acquired businesses and some acquisitions may not benefit us overall.

    We will require additional financing to sustain our acquisition program. We expect to finance future acquisitions and internal growth through a combination of funds available under our new revolving credit facility, cash flow from operations and additional indebtedness incurred by us. However, covenants in the new CB Richard Ellis Services, Inc. credit agreement and the indenture governing our senior notes will restrict our ability to raise additional capital in many respects. Accordingly, we may not be able to obtain financing to complete acquisitions that we believe would benefit our business and financial condition, resulting in lost business and growth opportunities.

OUR CO-INVESTMENT ACTIVITIES SUBJECT US TO REAL ESTATE INVESTMENT RISKS WHICH COULD CAUSE FLUCTUATIONS IN OUR EARNINGS AND CASH FLOW.

    An important part of the strategy for our investment management business involves investing our own capital in certain real estate investments with our clients. As of December 31, 2000, we had committed an additional $37.7 million to fund future co-investments. Our participation in real estate transactions through co-investment activity could increase fluctuations in our earnings and cash flow. Other risks associated with these activities include:

    - loss of our investments;

    - difficulties associated with international co-investment described in "--Our international operations subject us to social, political and economic risks of doing business in foreign countries" and "--Our revenues and earnings may be adversely affected by foreign currency fluctuations"; and

    - our potential lack of control over the disposition of any co-investments and the timing of the recognition of gains, losses or potential incentive participation fees.

WE MAY INCUR LIABILITIES RELATED TO OUR SUBSIDIARIES BEING GENERAL PARTNERS OF NUMEROUS GENERAL AND LIMITED PARTNERSHIPS.

    We have subsidiaries which are general partners in numerous general and limited partnerships that invest in or manage real estate assets in connection with our co-investments, including several partnerships involved in the acquisition, rehabilitation, subdivision and sale of multi-tenant industrial business parks. Any subsidiary that is a general partner is potentially liable to its partners and for the obligations of its partnership, including those obligations related to environmental contamination of properties owned or managed by the partnership. If our exposure as a general partner is not limited, or if our exposure as a general partner expands in the future, any resulting losses may harm our business, financial condition or results of operations. We own our general partnership interests through special purpose subsidiaries. We believe this structure will limit our exposure to the total amount we have invested in and the amount of notes from, or advances and commitments to, these special purpose subsidiaries. However, this limited exposure may be expanded in the future based upon, among other things, changes in our operating practices, changes in applicable laws or the application of additional laws to our business.

OUR JOINT VENTURE ACTIVITIES INVOLVE UNIQUE RISKS THAT ARE OFTEN OUTSIDE OF OUR CONTROL WHICH, IF REALIZED, COULD HARM OUR BUSINESS.

    We have utilized joint ventures for large commercial investments, initiatives in Internet-related technology and local brokerage partnerships. In the future, we may acquire interests in additional limited and general partnerships and other joint ventures formed to own or develop real property or interests in real property. We have acquired and may acquire minority interests in joint ventures and we may also acquire interests as a passive investor without rights to actively participate in management of the joint ventures. Investments in joint ventures involve additional risks, including the following:

    - the other participants may become bankrupt or have economic or other business interests or goals which are inconsistent with our own; and

    - we may not have the right or power to direct the management and policies of the joint ventures and that other participants may take action contrary to our instructions or requests and against our policies and objectives.

If a joint venture participant acts contrary to our interest, it could harm our business, results of operations and financial condition.

OUR SUCCESS DEPENDS UPON OUR SENIOR MANAGEMENT, AS WELL AS OUR ABILITY TO ATTRACT AND RETAIN OTHER QUALIFIED EMPLOYEES.

    Our continued success is highly dependent upon the efforts of our executive officers and key employees. After the consummation of the transactions, the only members of our senior management that will be parties to employment agreements with us are Raymond Wirta, our Chief Executive Officer, and W. Brett White, our Chairman of the Americas. If any of our key employees leaves and we are unable to quickly hire and integrate a qualified replacement, our business and results of operations may suffer. In addition, the growth of our business is also largely dependent upon our ability to attract and retain qualified personnel in all areas of our business, including brokerage and property management personnel. If we are unable to attract and retain these qualified personnel, our growth may be limited, and our business and operating results could suffer.

IF WE FAIL TO COMPLY WITH LAWS AND REGULATIONS APPLICABLE TO REAL ESTATE BROKERAGE AND MORTGAGE TRANSACTIONS AND OTHER SEGMENTS OF OUR BUSINESS, WE MAY INCUR SIGNIFICANT FINANCIAL PENALTIES.

    Due to the broad geographic scope of our operations and the numerous forms of real estate services we perform, we are subject to numerous federal, state and local laws and regulations specific to the services we perform. For example, our brokerage of real estate sales and leasing transactions requires us to maintain brokerage licenses in each state in which we operate. If we fail to maintain our licenses or conduct brokerage activities without a license, we may be required to pay fines or return commissions received or have our license suspended. In addition, because the size and scope of real estate sale transactions has increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing regimes and the possible loss resulting from non-compliance have increased. Further, the laws and regulations applicable to our business, both in the US and in foreign countries, also may change in ways that materially increase our costs of compliance.

WE MAY HAVE LIABILITIES IN CONNECTION WITH REAL ESTATE BROKERAGE AND PROPERTY MANAGEMENT ACTIVITIES.

    As a licensed real estate broker, we, and our licensed employees, are subject to statutory due diligence, disclosure and standard-of-care obligations in connection with brokerage transactions. Failure to fulfill these obligations could subject us or our employees to litigation from parties who purchased, sold or leased properties they brokered or managed. We may become subject to claims by participants in real estate sales claiming that we did not fulfill our statutory obligations as a broker.

    In addition, in our property management business, we hire and supervise third party contractors to provide construction and engineering services for our properties. While our role is limited to that of a supervisor, we may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact our business, financial condition and results of operations.

GROWTH STRATEGIES

    We intend to take advantage of our global presence, extensive client base, and brand name to pursue the following growth strategies:

    STRENGTHEN RELATIONSHIPS WITH CORPORATE CLIENTS. We are seeking to build comprehensive relationships with new and existing clients which satisfy the need for a global service provider to service their real estate needs. Our Company believes that we are well positioned to capitalize on this strategy. Our Corporate Services business is focussed on this strategy and had good success during the year 2000.

    CORPORATE OUTSOURCING TRENDS. Shareholder pressure for higher performance and return on equity within most publicly held corporations around the globe has heightened corporate management's awareness that corporate real estate assets are a major component of corporate net worth. Simultaneously, with competitive pressures encouraging greater focus on core businesses, companies have emphasized leaner staffing in non-core activities and, as a result, outsourced some non-core activities to third parties. As a consequence, the demand for multi-disciplined, multi-market global professional real estate service firms that provide integrated services capable of supplementing a corporate real estate department has increased significantly. We are able to provide these services. While corporate outsourcing is only a modest revenue source at this time, we believe that the factors described above should accelerate the outsourcing trend.

    STREAMLINING OF OPERATIONS. We are focussed on streamlining our operations to improve our margins and profitability. Our approach is currently focused on
(i) reducing back office costs, (ii) utilizing technology for greater efficiency and (iii) utilizing internet solutions to reduce the time and expense of completing transactions and procuring supplies.

    PURSUING CO-INVESTMENT AND OTHER INVESTMENT OPPORTUNITIES. We intend to continue our strategy of co-investing with our investment management clients. During 2000, our wholly-owned affiliate, CBRE Investors completed the final closing of CB Richard Ellis Strategic Partners, L.P. with equity commitments totaling $324 million from 16 US and international investors. This investment partnership will invest in repositioning, leasing and development transactions involving institutional quality properties in the US. In addition, we acquired a 20% interest in Ikoma CB Richard Ellis K.K. or Ikoma CBRE, by merging our Japan operations with Ikoma Shoji K.K. in April 1999. We have an option to acquire a controlling interest in Ikoma CBRE which operates through 22 sales offices throughout Japan.

EMPLOYEES

    At December 31, 2000, we had approximately 9,600 employees. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

    We lease the following offices:

LOCATION                                                      SALES OFFICES   CORPORATE OFFICES    TOTAL
--------                                                      -------------   -----------------   --------
North America...............................................       170                 4            174
Latin America...............................................         4                --              4
Europe, Middle East and Africa..............................        42                 1             43
Asia Pacific................................................        28                 1             29
                                                                   ---                --            ---
Total.......................................................       244                 6            250
                                                                   ===                ==            ===

    We do not own any offices, which is consistent with our strategy to lease instead of own. In general, these offices are fully utilized. There is adequate alternative office space available at acceptable rental rates to meet our needs, although rental rates in some markets may negatively affect our profits in those markets. In addition, these offices are generally used by several segments of our Company.

ITEM 3. LEGAL PROCEEDINGS

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and our Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and our Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with our Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and our Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and us, awarding GMH $20.3 million in compensatory damages, against Prudential and our Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against our Company. Following the denial of motions by Prudential and us for a new trial, a judgment was entered on December 3, 1998. Prudential and our Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgment be entered in favor of the defendants including our Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court which was denied. The plaintiff has exhausted all appeal possibilities and judgment is expected to be entered shortly in favor of all defendants.

    In August 1993, a former commissioned sales person of our Company filed a lawsuit against us in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by us. On November 20, 1996, a jury returned a verdict against our Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of our Company's motions for a new trial, reversal of the verdict and reduction of damages, we filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in our Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000 the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, we settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim our Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, our Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

    We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Based on available cash and anticipated cash flows, we believe that the ultimate outcome will not have an impact on our Company's ability to carry on our operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (1) Our Company's common stock commenced trading on the New York Stock Exchange (NYSE) on November 7, 1997 under the symbol "CBG." The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock on the NYSE.

                                                             HIGH       LOW
                                                           --------   --------
                         YEAR ENDED DECEMBER 31, 2000
First Quarter............................................  $ 13 1/2   $10 3/16
Second Quarter...........................................   11 7/16      9 1/8
Third Quarter............................................   13 3/16      9 3/8
Fourth Quarter...........................................    15 5/8   11 13/16

                         YEAR ENDED DECEMBER 31, 1999
First Quarter............................................  $19 13/16  $ 14 5/8
Second Quarter...........................................    24 7/8    14 7/16
Third Quarter............................................   24 7/16     12 1/2
Fourth Quarter...........................................  14 13/16   10 11/16

    (2) At February 28, 2001, our Company had 893 record holders of its common stock.

    (3) In October 2000, our Company sold 50,000 shares and 285,000 shares of common stock to our key executives under our 1996 and 1999 Equity Incentive Plan, respectively. The shares were issued at a purchase price of $12.88 per share which represents fair market value on the date of issuance. The par value of the purchase price for these shares was paid in cash, while promissory notes were received as consideration for the balance. The related promissory notes are also included in the consolidated statements of stockholders' equity. The sale was made by private placement in reliance on the exemption from registration provisions provided for in Section 4(2) of the Securities Act of 1933, as amended. A registration statement will be filed for the plan which allows the shares to be sold freely once vested and paid for.

    (4) Since the incorporation of our Company in March 1989, we have not declared any cash dividends on our common stock. Our existing credit agreement restricts our ability to pay dividends on common stock, and we do not expect to pay dividends in the near future.

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

                  SELECTED CONSOLIDATED FINANCIAL INFORMATION
             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:(1)
Revenue............................  $1,323,604   $1,213,039   $1,034,503   $  730,224   $  583,068
Operating income...................  $  107,285   $   76,899   $   78,476   $   59,088   $   48,429
Interest expense, net..............  $   39,146   $   37,438   $   27,993   $   13,182   $   22,620
Net income.........................  $   33,388   $   23,282   $   24,557   $   24,397   $   70,549
Basic EPS(2).......................  $     1.60   $     1.11   $    (0.38)  $     1.34   $     5.05
Weighted average shares outstanding
  for basic EPS(2).................  20,931,111   20,998,097   20,136,117   15,237,914   13,783,882
Diluted EPS(2).....................  $     1.58   $     1.10   $    (0.38)  $     1.28   $     4.99
Weighted average shares outstanding
  for diluted EPS(2)...............  21,097,240   21,072,436   20,136,117   15,996,929   14,126,636

OTHER DATA:
EBITDA(3)..........................  $  150,484   $  117,369   $  127,246   $   90,072   $   62,003
Net cash provided by operating
  activities.......................  $   84,112   $   74,011   $   76,614   $   80,835   $   65,694
Net cash used in investing
  activities.......................  $  (35,722)  $  (26,767)  $ (223,520)  $  (18,018)  $  (10,906)
Net cash (used in) provided by
  financing activities.............  $  (53,523)  $  (37,721)  $  119,438   $  (64,964)  $  (28,505)

                                                              DECEMBER 31
                                     --------------------------------------------------------------
                                        2000         1999         1998         1997         1996
                                     ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents..........  $   20,854   $   27,844   $   19,551   $   47,181   $   49,328
Total assets.......................  $  963,105   $  929,483   $  856,892   $  500,100   $  278,944
Long-term debt.....................  $  303,571   $  357,872   $  373,691   $  146,273   $  148,529
Total liabilities..................  $  724,018   $  715,874   $  660,175   $  334,657   $  280,364
Total stockholders' equity
  (deficit)........................  $  235,339   $  209,737   $  190,842   $  157,771   $   (1,515)
Number of shares outstanding.......  20,605,023   20,435,692   20,636,134   18,768,200   13,232,063

RATIOS:
Debt/equity........................        1.33         1.74         2.04         0.97      (109.80)
Debt/EBITDA........................        2.09         3.11         3.06         1.70         2.68
EBITDA/net interest expense(3).....        3.84         3.14         4.55         6.83         2.74
Operating expense as a percentage
  of revenue.......................       40.7%        44.2%        43.4%        37.8%        39.2%
EBITDA as a percentage of
  revenue(3).......................       11.4%         9.7%        12.3%        12.3%        10.6%
Net income as a percentage of
  revenue..........................        2.5%         1.9%         2.4%         3.3%        12.1%
International revenue as a
  percentage of consolidated
  revenue..........................       22.4%        22.5%        14.5%           --           --

------------------------

(1) The results include the activities of Koll from August 28, 1997, REI from April 17, 1998 and Hillier Parker from July 7, 1998. For the year ended December 31, 1998, basic and diluted loss per share include a deemed dividend of $32.3 million on the repurchase of our Company's preferred stock. For the year ended December 31, 1996, net income includes a tax benefit of $55.9 million due to a reduction in our deferred tax asset valuation allowance.

(2) EPS represents earnings (loss) per share. See Per Share Information in
    Note 9 of Notes to Consolidated Financial Statements.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of our operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by us to service our debt and for other required or discretionary purposes. Net cash that will be available to us for discretionary purposes represents remaining cash, after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

(4) We have not declared any cash dividends on our common stock for the periods shown.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-K is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about our Company and the basis of presentation used in this report on Form 10-K.

    We are one of the world's largest providers of commercial real estate services. Operations are conducted through 250 offices located in 44 countries with approximately 9,600 employees. We provide a comprehensive array of services to owners, users and investors of commercial real estate. Our Company has worldwide capabilities to assist buyers in the purchase and sellers in the disposition of commercial property, assist tenants in finding available space and owners in finding qualified tenants, provide valuation and appraisals for real estate property, assist in the placement of financing for commercial real estate, provide commercial loan servicing, provide research and consulting services, help institutional investors manage portfolios of commercial real estate, provide property and facilities management service and serve as the outsource service provider to corporations seeking to be relieved of the burden of managing their real estate operations.

    Our operations are reported through three geographic regions:

    - The Americas consist of the United States (US), Canada, Mexico and operations located in Central and South America. We also refer to the operations in Mexico, Central and South America as our Latin America operations.

    - EMEA is an acronym for Europe, the Middle East and Africa. This operating group became part of our Company through a series of acquisitions; most significantly CB Hillier Parker Limited (Hillier Parker) and REI Limited
      (REI).

    - Asia Pacific consists of operations in Asia, Australia and New Zealand. These operations were acquired in part through the REI acquisition and in total through subsequent acquisitions.

    Revenue from Transaction Management, which constitutes a substantial majority of our revenue, is subject to economic cycles. However, our significant size, geographic coverage, number of transactions and large continuing client base tend to minimize the impact of economic cycles on annual revenue and create what we believe is equivalent to a recurring stream of revenue. Approximately 57% of the costs and expenses associated with Transaction Management are directly correlated to revenue while approximately 25% of the costs and expenses of Management Services and Financial Services, are directly correlated to revenue.

    A significant portion of our Company's revenue is seasonal. Historically, this seasonality has caused our revenue, operating income, net income and cash flow from operating activities to be lower in the first two quarters and higher in the third and fourth quarters of each year. The concentration of earnings and cash flow in the fourth quarter is due to an industry-wide focus of completing transactions at year-end while incurring constant, non-variable expenses throughout the year. This has led to lower profits or a loss in the first quarter, with profits growing in each subsequent quarter. In addition, our operations are directly affected by actual and perceived trends in various national and economic conditions, including interest rates, the availability of credit to finance commercial real estate transactions and the impact of tax laws. Our international operations are subject to political instability, currency fluctuations, and changing regulatory environments. To date, we do not believe that general inflation has had a material impact upon our operations. Revenues, commissions and other variable costs related to revenues are primarily affected by real estate market supply and demand rather than general inflation.

RESULTS OF OPERATIONS

    The following table sets forth items derived from our consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, presented in dollars and as a percentage of revenue:

                                                                YEAR ENDED DECEMBER 31
                                          ------------------------------------------------------------------
                                                  2000                   1999                   1998
                                          --------------------   --------------------   --------------------
                                                                (DOLLARS IN THOUSANDS)
Revenue:
  Leases................................  $ 539,419     40.8%    $ 448,091     36.9%    $ 371,300     35.9%
  Sales.................................    389,745     29.4       394,718     32.5       357,718     34.6
  Property and facilities management
    fees................................    110,654      8.4       110,111      9.1        86,379      8.4
  Consulting and referral fees..........     78,714      5.9        73,569      6.1        72,586      7.0
  Appraisal fees........................     75,055      5.7        71,050      5.9        48,082      4.6
  Loan origination and servicing fees...     58,190      4.4        45,940      3.8        39,402      3.8
  Investment management fees............     42,475      3.2        28,929      2.4        33,145      3.2
  Other.................................     29,352      2.2        40,631      3.3        25,891      2.5
                                          ---------    -----     ---------    -----     ---------    -----
  Total revenue.........................  1,323,604    100.0     1,213,039    100.0     1,034,503    100.0
Costs and expenses:
  Commissions, fees and other
    incentives..........................    634,639     47.9       559,289     46.1       458,463     44.3
  Operating, administrative and other...    538,481     40.7       536,381     44.2       448,794     43.4
  Merger-related and other nonrecurring
    charges.............................         --       --            --       --        16,585      1.6
  Depreciation and amortization.........     43,199      3.3        40,470      3.3        32,185      3.1
                                          ---------    -----     ---------    -----     ---------    -----
Operating income........................    107,285      8.1        76,899      6.4        78,476      7.6
Interest income.........................      2,554      0.2         1,930      0.2         3,054      0.3
Interest expense........................     41,700      3.2        39,368      3.3        31,047      3.0
                                          ---------    -----     ---------    -----     ---------    -----
Income before provision for income
  tax...................................     68,139      5.1        39,461      3.3        50,483      4.9
Provision for income tax................     34,751      2.6        16,179      1.3        25,926      2.5
                                          ---------    -----     ---------    -----     ---------    -----
Net income..............................  $  33,388      2.5%    $  23,282      2.0%    $  24,557      2.4%
                                          =========    =====     =========    =====     =========    =====
EBITDA..................................  $ 150,484     11.4%    $ 117,369      9.7%    $ 127,246     12.3%
                                          =========    =====     =========    =====     =========    =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    We reported consolidated net income of $33.4 million, or $1.58 diluted earnings per share for the year ended December 31, 2000, on revenues of $1,323.6 million compared to a consolidated net income of $23.3 million on revenues of $1,213.0 million for the year ended December 31, 1999. The 2000 results include a $4.7 million non-recurring pre-tax gain from our sale of certain non-strategic assets. The 1999 results include non-recurring pre-tax gains from the sale of five non-strategic offices and a risk management operation totaling $8.7 million, as well as one time charges of approximately $10.2 million, the majority of which were severance costs related to our Company's reduction in workforce.

    Revenues on a consolidated basis increased by $110.6 million or 9.1% during the year ended December 31, 2000, compared to the year ended December 31, 1999. The real estate market in the US remained healthy in 2000, with relatively low interest and vacancy rates. As a result, lease revenues increased by $91.3 million or 20.4% during the current year. Investment management fees increased by $13.5 million or 46.8% and loan origination and servicing fees were higher by $12.3 million or 26.7%. In addition, other revenues decreased by $11.3 million primarily due to the contribution of an engineering services group into a separately owned joint venture, as well as the loss of revenue due to the sale of assets previously included in the management services segment.

    Commissions, fees and other incentives on a consolidated basis totaled $634.6 million, an increase of $75.4 million or 13.5% for the year ended December 31, 2000, compared to the year ended December 31, 1999. Lease commissions increased significantly due to higher lease revenues. In addition, the overall revenue growth resulted in higher variable commission expense as compared to the prior year. Variable commissions increase as a percentage of revenue as certain earnings levels are met. During 2000, a greater number of high level producers earned a larger proportion of total revenues. This contributed to an increase in commissions as a percentage of revenue from 46.1% to 47.9% for the current year.

    Operating, administrative and other on a consolidated basis was $538.5 million, an increase of $2.1 million or .4% for the year ended
December 31, 2000, compared to prior year. This increase is due to higher bonus incentives and profit share driven by the improved current year results, offset by lower salary requirements in North America. As a percentage of revenue, operating, administrative and other was 40.7% for the year ended December 31, 2000, compared to 44.2% for the year ended December 31, 1999. The decreased percentage is due to our focus on higher margin lines of business, as well as improving operational efficiency through cost containment measures.

    Consolidated interest expense was $41.7 million, an increase of $2.3 million or 5.9% for the year ended December 31, 2000, as compared to the year ended December 31, 1999. The increase resulted from higher interest rates for the revolving credit facility, offset in part by lower average borrowing levels during 2000. Overall, we reduced our outstanding long-term debt by $50.5 million or 13.8% as compared to December 31, 1999, helping to minimize the impact of the increased interest rates during the current year.

    Provision for income tax on a consolidated basis was $34.8 million for the year ended December 31, 2000, as compared to the provision for income tax of $16.2 million for the year ended December 31, 1999. The increase is mainly due to higher pre-tax income and a lower release of valuation allowance during the current year. The effective tax rate was 51% for the current year as compared to 41% for the prior year. The increase in the effective tax rate is primarily due to a decrease in the release of valuation allowances from $6.3 million to $3.0 million in the current year. Valuation allowances over the past two years have been released as it has become more likely than not that our Company would realize additional deferred tax assets.

    EBITDA was $150.5 million for the year ended December 31, 2000, as compared to $117.4 million for the year ended December 31, 1999, with EBITDA as a percentage of revenue increasing from 9.7% to 11.4% for the current year. EBITDA represents earnings before interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of our operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by us to service our debt and for other required or discretionary purposes. Net cash that will be available to us for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with GAAP or (ii) operating cash flow determined in accordance with GAAP. Our calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Our Company reported consolidated net income of $23.3 million, or $1.10 diluted earnings per share for the year ended December 31, 1999, on revenues of $1,213.0 million compared to a consolidated net income of $24.6 million on revenues of $1,034.5 million for the year ended December 31, 1998. However, including the $32.3 million deemed dividend resulting from the accounting treatment of the preferred stock repurchase, the 1998 net loss applicable to common stockholders was $7.7 million, or $0.38 diluted loss per share. The 1999 result includes nonrecurring gains of $8.7 million from the sale of five non-strategic offices and a risk management operation, and one-time charges of approximately $10.2 million, the majority of which were severance costs related to our reduction in workforce.

    Revenues on a consolidated basis were $1,213.0 million, an increase of $178.5 million or 17.3% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The overall increase related to the continued improvement in the commercial real estate markets across the US as reflected in increased lease transactions, as well as the full contribution from REI, Hillier Parker and various other 1998 acquisitions. Additionally, we continued to benefit from our global market presence by leveraging the ability to deliver comprehensive real estate services into new businesses.

    Commissions, fees and other incentives on a consolidated basis were $559.3 million, an increase of $100.8 million or 22.0% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in these costs is attributable to an increase in revenue and includes the impact of a new commission-based program, which enables sales professionals to earn additional commission over a certain revenue threshold. The increase is also due to the full year contribution from REI and Hillier Parker and various other 1998 acquisitions.

    Operating, administrative and other on a consolidated basis was $536.4 million, an increase of $87.6 million or 19.5% for the year ended December 31, 1999, compared to the year ended December 31, 1998. As a percentage of revenue, operating, administrative and other increased slightly to 44.2% for the year ended December 31, 1999, compared to 43.4% for the year ended
December 31, 1998. The increase is due primarily to the acquisitions of REI and Hillier Parker.

    Consolidated interest expense was $39.4 million, an increase of $8.3 million or 26.8% for the year ended December 31, 1999, as compared to the year ended December 31, 1998. The increase resulted from the renewal of certain senior term loans at a higher borrowing rate, as well as higher borrowing levels during 1999.

    Provision for income tax on a consolidated basis was $16.2 million for the year ended December 31, 1999, as compared to the provision for income tax of $25.9 million for the year ended December 31, 1998. The decrease is primarily due to the decrease in income before provision for income tax. In addition, our Company released $6.3 million valuation allowances as it became evident that it is more likely than not that we would realize additional deferred tax assets, resulting in a decrease in the effective tax rate. In early 1998, we repurchased our outstanding preferred stock which triggered a limitation on the annual amount of net operating losses (NOLs) we can use to offset future US taxable income. This limitation does not affect the way taxes are reported for financial reporting purposes, but it will affect the timing of the actual amount of taxes paid on an annual basis.

    EBITDA was $117.4 million for the year ended December 31, 1999, as compared to $127.2 million for the year ended December 31, 1998.

SEGMENT OPERATIONS

    Our Company provides integrated real estate services through three global business segments: Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and the way the chief operating decision-makers organize segments internally for making operating decisions and assessing performance. Transaction Management consists of sales, leasing and consulting services in connection with commercial real estate, transaction management and advisory services with large corporate clients and investment property services (brokerage services for commercial real estate property marketed for sale to institutional and private investors). Financial Services consists of commercial loan origination and servicing through our wholly-owned subsidiary, L.J.
Melody & Company (L.J. Melody), investment management services through our wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. (CBRE Investors) and valuation and appraisal services. Current year results for the Financial Services segment include a $5.3 million pre-tax gain from the sale of loan servicing rights. Management Services provides facility, property and construction management services. In 2000, the Management Services segment results include a $4.7 million pre-tax gain from the sale of certain assets. Prior year results include a non-recurring pre-tax gain from the sale of five non-strategic offices and a risk management operation totaling $8.7 million. In July 1999, our Company announced that we changed our segment reporting from four segments to three segments. Prior periods have been restated to conform to the new segmentation. The following tables summarize our revenue, cost and expenses, and operating income by operating segment for the years ended December 31, 2000, 1999 and 1998:

                                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------------
                                                  2000                  1999                  1998
                                           -------------------   -------------------   -------------------
                                                               (DOLLARS IN THOUSANDS)
TRANSACTION MANAGEMENT
  Revenue:
    Leases...............................  $510,287     53.7%    $426,108     48.4%    $352,811     46.2%
    Sales................................   378,486     39.8      383,726     43.5      330,206     43.3
    Other consulting and referral
      fees(1)............................    61,479      6.5       71,095      8.1       79,934     10.5
                                           --------    -----     --------    -----     --------    -----
    Total revenue........................   950,252    100.0%     880,929    100.0%     762,951    100.0%
  Costs and expenses:
    Commissions, fees and other
      incentives.........................   542,248     57.1      477,057     54.2      405,393     53.1
    Operating, administrative and
      other..............................   303,357     31.9      314,814     35.7      262,604     34.4
    Depreciation and amortization........    21,342      2.2       20,676      2.3       13,722      1.8
                                           --------    -----     --------    -----     --------    -----
  Operating income(2)....................  $ 83,305      8.8%    $ 68,382      7.8%    $ 81,232     10.7%
                                           ========    =====     ========    =====     ========    =====
  EBITDA.................................  $104,647     11.0%    $ 89,058     10.1%    $ 94,954     12.5%
                                           ========    =====     ========    =====     ========    =====

                                                               YEAR ENDED DECEMBER 31
                                           ---------------------------------------------------------------
                                                  2000                  1999                  1998
                                           -------------------   -------------------   -------------------
                                                               (DOLLARS IN THOUSANDS)
FINANCIAL SERVICES
  Revenue:
    Appraisal fees.......................  $ 72,861     34.0%    $ 69,007     38.9%    $ 48,090     33.1%
    Loan origination and servicing
      fees...............................    58,188     27.2       45,938     25.9       39,402     27.1
    Investment management fees...........    40,433     18.9       27,323     15.4       32,591     22.4
    Other(1).............................    42,622     19.9       35,059     19.8       25,167     17.4
                                           --------    -----     --------    -----     --------    -----
    Total revenue........................   214,104    100.0%     177,327    100.0%     145,250    100.0%
  Costs and expenses:
    Commissions, fees and other
      incentives.........................    65,058     30.4       59,294     33.5       41,491     28.6
    Operating, administrative and
      other..............................   119,333     55.7      100,201     56.5       85,885     59.1
    Depreciation and amortization........    12,001      5.6       10,719      6.0       11,025      7.6
                                           --------    -----     --------    -----     --------    -----
  Operating income(2)....................  $ 17,712      8.3%    $  7,113      4.0%    $  6,849      4.7%
                                           ========    =====     ========    =====     ========    =====
  EBITDA.................................  $ 29,713     13.9%    $ 17,832     10.1%    $ 17,874     12.3%
                                           ========    =====     ========    =====     ========    =====
MANAGEMENT SERVICES
  Revenue:
    Property management fees.............  $ 83,251     52.3%    $ 79,994     51.7%    $ 67,300     53.3%
    Facilities management fees...........    23,069     14.5       25,597     16.5       17,219     13.6
    Other(1).............................    52,928     33.2       49,192     31.8       41,783     33.1
                                           --------    -----     --------    -----     --------    -----
    Total revenue........................   159,248    100.0%     154,783    100.0%     126,302    100.0%
  Costs and expenses:
    Commissions, fees and other
      incentives.........................    27,333     17.2       22,938     14.8       11,579      9.2
    Operating, administrative and
      other..............................   115,791     72.7      121,366     78.4      100,305     79.4
    Depreciation and amortization........     9,856      6.2        9,075      5.9        7,438      5.9
                                           --------    -----     --------    -----     --------    -----
  Operating income(2)....................  $  6,268      3.9%    $  1,404      0.9%    $  6,980      5.5%
                                           ========    =====     ========    =====     ========    =====
  EBITDA.................................  $ 16,124     10.1%    $ 10,479      6.8%    $ 14,418     11.4%
                                           ========    =====     ========    =====     ========    =====
MERGER-RELATED AND OTHER NONRECURRING
  CHARGES................................  $     --              $     --              $ 16,585
                                           ========              ========              ========
TOTAL OPERATING INCOME...................  $107,285              $ 76,899              $ 78,476
                                           ========              ========              ========
TOTAL EBITDA EXCLUDING MERGER-RELATED AND
  OTHER NONRECURRING CHARGES.............  $150,484              $117,369              $127,246
                                           ========              ========              ========

------------------------

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

TRANSACTION MANAGEMENT

    REVENUE increased by $69.3 million or 7.9% for the year ended December 31, 2000, compared to the year ended December 31, 1999. This increase was primarily due to higher lease revenues in North America as a result of a greater number of total transactions executed during the current year, as well as a larger dollar average per transaction. Europe reported increased lease revenues primarily due to strong performances in France and the UK, as well as expanded operations in the Netherlands and Spain. Increased lease revenues in Asia Pacific are primarily due to a better overall economy in China, as well as improvements in Australia. Sales revenues decreased slightly from the prior year, primarily due to higher interest rates and a weak currency in Australia. COMMISSIONS, FEES AND OTHER INCENTIVES increased by $65.2 million or 13.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999, primarily due to an increase in lease revenues. In addition, the overall revenue growth resulted in higher variable commission expense compared to the prior year. Our commissions are directly correlated to revenue in the Transaction Management segment. During 1999, the commission program was amended, providing an increasing percentage of commissions to producers as the amount of revenue earned increases. As a producer achieves each revenue target, the percentage of commission increases on a retroactive basis. This motivates producers to reach higher revenue targets. During 2000, a greater number of producers generated a larger proportion of revenue at the higher revenue targets. This contributed to an increase in commissions as a percentage of revenue from 54.2% to 57.1% for the current year. OPERATING, ADMINISTRATIVE, AND OTHER decreased by $11.5 million or 3.6% for the year ended December 31, 2000, compared to the year ended December 31, 1999. This decrease is mainly related to lower personnel requirements in North America due to cost containment measures, as well as higher equity income from unconsolidated subsidiaries during the current year. This is slightly offset by increased bonus incentives and profit share due to the more favorable results.

FINANCIAL SERVICES

    REVENUE increased by $36.8 million or 20.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999. Investment management fees grew by 48.0% due to a higher volume of managed assets, as well as increased incentive fees from several properties in North America and Asia. Loan origination and servicing fees increased by $12.3 million, of which $3.7 million is attributable to the acquisitions of Boston Mortgage Capital Corporation in late 2000 and Eberhardt Company late in 1999. In addition, excluding any acquisitions, loan production fees increased by $5.9 million or 18% over the prior year, while loan servicing fees increased by $2.7 million or 22.0%. Other revenue increased due to the acquisition of several small consulting companies late in 1999 and early 2000. COMMISSIONS, FEES AND OTHER INCENTIVES increased by $5.8 million or 9.7% for the year ended December 31, 2000, compared to the year ended December 31, 1999 due primarily to higher loan commissions. OPERATING, ADMINISTRATIVE, AND OTHER increased by $19.1 million or 19.1% for the year ended December 31, 2000, compared to the year ended
December 31, 1999, mainly due to increased personnel requirements as a result of expanded investment management operations in North America and Asia and higher bonus incentives and profit share attributable to the more favorable current year results. In addition, earnings from unconsolidated subsidiaries decreased for the current year as compared to the same period last year.

MANAGEMENT SERVICES

    REVENUE increased by $4.5 million or 2.9% for the year ended December 31, 2000, compared to the year ended December 31, 1999, due to higher lease and sales revenues. In addition, property management fees increased, primarily due to higher square footage managed in India and Australia. This was slightly offset by lower facilities management fees due to the loss of a major client at the beginning of 2000. COMMISSIONS, FEES AND OTHER INCENTIVES increased by
$4.4 million or 19.2% for the year ended December 31, 2000, compared to the year ended December 31, 1999 attributable mainly to the higher sales and lease commissions. OPERATING, ADMINISTRATIVE, AND OTHER decreased $5.6 million or 4.6% for the year ended December 31, 2000, compared to the year ended December 31, 1999. The decline is mainly due to lower personnel requirements due to cost containment measures and higher equity income in unconsolidated subsidiaries in North America. As a percentage of revenue, operating expenses decreased from 78.4% to 72.7% for the current year.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

TRANSACTION MANAGEMENT

    REVENUE increased by $118.0 million or 15.5% for the year ended
December 31, 1999, compared to the year ended December 31, 1998, mainly due to the continued improvement of the real estate market, mainly in brokerage leasing services and the full year contribution of REI and Hillier Parker and the various other 1998 acquisitions. COMMISSIONS, FEES AND OTHER INCENTIVES increased by $71.7 million or 17.7% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the increase in revenue. This also includes the impact of a new commission-based program which enables sales professionals to earn additional commission over a certain revenue threshold, as well as the full year contribution from REI and Hillier Parker and the various other 1998 acquisitions. OPERATING, ADMINISTRATIVE, AND OTHER increased by $52.2 million or 19.9% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to the full year inclusion of REI and Hillier Parker, as well as the various other 1998 acquisitions. DEPRECIATION AND AMORTIZATION increased by $7.0 million or 50.7% for the year ended December 31, 1999, as compared to the year ended
December 31, 1998, primarily as a result of additional investments in computer hardware and software to support the increase in new business.

FINANCIAL SERVICES

    REVENUE increased by $32.1 million or 22.1% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase in revenue is primarily due the full year contribution of REI and Hillier Parker and the various other 1998 acquisitions, resulting in increased appraisal and valuation fees. COMMISSIONS, FEES AND OTHER INCENTIVES increased by $17.8 million or 42.9% for the year ended December 31, 1999, compared to the year ended December 31, 1998. The increase is primarily a result of the revenue increase. OPERATING, ADMINISTRATIVE, AND OTHER increased by $14.3 million or 16.7% for the year ended December 31, 1999, compared to the year ended December 31, 1998, mainly as a result of the integration of REI and Hillier Parker and the various other 1998 acquisitions.

MANAGEMENT SERVICES

    REVENUE increased by $28.5 million or 22.5% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily due to growth in the facilities management businesses, as well as the full year contribution of REI and Hillier Parker and the various other 1998 acquisitions. COMMISSIONS, FEES AND OTHER INCENTIVES increased by $11.4 million or 98.1% for the year ended December 31, 1999, compared to the year ended December 31, 1998 due to the higher revenues as a result of the REI and Hillier Parker acquisitions and the various other 1998 acquisitions. OPERATING, ADMINISTRATIVE, AND OTHER increased $21.1 million or 21.0% for the year ended December 31, 1999, compared to the year ended December 31, 1998, primarily related to the acquisitions of REI and Hillier Parker and the investment in infrastructure to expand the business. DEPRECIATION AND AMORTIZATION increased by $1.6 million or 22.0% for the year ended December 31, 1999, as compared to the year ended December 31, 1998, primarily related to the acquisitions of REI and Hillier Parker and the various other 1998 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The revolving credit facility contains numerous restrictive covenants that, among other things, limit our ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell our assets, or declare dividends. In addition, we are required to meet certain financial ratios relating to our adjusted net worth, level of indebtedness, fixed charges and interest coverage. In October 1999, we executed an amendment to our revolving credit facility, eliminating the mandatory reduction on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and $70.0 million on December 31, 2000 and 2001, respectively. This reduced the facility from $350.0 million to $270.0 million at December 31, 2000. The amount outstanding under this facility was $110.0 million at December 31, 2000 and is included in the accompanying consolidated balance sheets. Our Company paid down the revolving credit facility by $50.0 million in 2000 and we plan to pay down additional debt in 2001. This revolving credit facility matures in 2003.

    Our Company believes that we can satisfy our non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the amended revolving credit facility and raising money by issuing additional debt or equity. We anticipate that our existing sources of liquidity, including cash flow from operations, will be sufficient to meet our anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

    In November 2000, Blum CB Corporation (Blum CB) made a proposal to take our Company private in a transaction in which the public stockholders would have received $15.50 per share in cash. Our Company's Board of Directors appointed a special committee consisting of directors Stanton D. Anderson and Paul C. Leach, to consider Blum CB's proposal as well as other alternatives. After considering our alternatives and negotiating the improved $16.00 per share proposal, the special committee recommended the transaction. Based upon that recommendation, our Board of Directors also approved the transaction.

    In order to finance the transaction, Blum CB has received commitment letters from Credit Suisse First Boston (CSFB) and DLJ Investment Funding, Inc. for $400.0 million of senior debt and $75.0 million of mezzanine debt. CSFB has also committed to provide a $100.0 million working capital facility. In addition, affiliates of Blum Capital Partners have committed up to $40.0 million of common stock that will be rolled over in the transaction. An additional $85.0 million of equity for the transaction will be provided by the rollover of Company equity, most of which is owned by the stockholders of Blum CB Corp. other than Blum Capital Partners.

    The acquisition, which is expected to close late in the second quarter, remains subject to certain conditions, including the receipt of Blum CB's debt financing, the approval of the merger by the holders of two-thirds of the outstanding shares of our Company not owned by the buying group, the expiration or termination of waiting periods under applicable antitrust laws and a successful tender offer for at least 51% of our outstanding 8 7/8% Senior Subordinated Notes. Our Company will pay a termination fee of $7.5 million and reimburse up to $3.0 million of the buying group's expenses if we wish to accept a superior acquisition proposal. No workforce reductions are contemplated in connection with the acquisition.

    Operating cashflow increased by $10.1 million over the year ended 1999 primarily due to higher net income adjusted for non-cash items. Historically, our net income and operating cashflow are substantially lower in the first three quarters of the year as compared to the fourth quarter. This seasonality is due to a focus at year-end on completing sales and lease transactions and is consistent within the real estate industry. Fourth quarter operating cashflow totaled $86.6 million, an increase of $15.4 million over prior year quarter. In addition, receivables increased at a lower rate, due to a greater emphasis on receivable collections.

    We utilized $35.7 million in investing activities, an increase of $9.0 million over the prior year. This increase is primarily due to our Company's $21.0 million investment in several technology companies as part of our overall e-business strategy. Our e-investment strategy is to improve internal business operations with resulting cost savings through paperwork reduction, to improve service delivery to clients and to create value in growth business that will flow to us. In addition, as of December 31, 2000, we had committed an additional $37.7 million to fund future co-investments. Our participation in real estate transactions through co-investment activity could increase fluctuations in our earnings and cash flow.

    During the current year, we received $17.5 million in proceeds primarily from the sale of certain assets within the Management Services segment, the sale of loan servicing rights and the receipt of proceeds in 2000 from the 1999 sale of a risk management operation. This was slightly lower than the 1999 proceeds received of $19.4 million. This included $7.4 million received from the sale of inventoried property, plus $12.1 million primarily received from the sale of the headquarters building in downtown Los Angeles, California and a small office building in Phoenix, Arizona.

    In addition, capital expenditures decreased from $35.1 million for the year ended December 31, 1999 to $26.9 million in the current year. Capital expenditures for 1998 totaled $29.7 million. Expenditures in 2000 mainly related to the purchase of computer hardware and software. Higher purchases in 1999 as compared to 2000 and 1998 related to our efforts to prepare for year 2000 computer hardware and software systems issues. We expect to have capital expenditures ranging from $20-25 million in 2001.

    Net cash used in financing activities was $53.5 million for the year ended December 31, 2000, compared to $37.7 million for the year ended December 31, 1999, and is mainly attributable to our repayment of debt. From time to time, we purchase stock on the open market to fulfill our obligations under stock option, deferred compensation and other similar stock-based compensation plans. For the year ended December 31, 2000, we repurchased 185,800 shares of common stock for $2.0 million in order to minimize the dilutive effect of our obligation to issue stock under the Deferred Compensation Plan. During 1999, we repurchased a total of 397,450 shares of common stock for $5.0 million to minimize the dilution from the grant of options and stock purchase rights. The 1999 stock repurchase program was completed on January 5, 2000.

RECENT ACQUISITIONS

    During 2000, our Company acquired five companies with an aggregate purchase price of $3.4 million in cash, $0.7 million in notes, plus additional payments over the next five years based on acquisition earnout agreements. These payments will supplement the purchase price and be recorded as additional goodwill. The most significant acquisition in 2000 was the purchase of Boston Mortgage Capital Corporation, Boston Mortgage, through L.J. Melody, for $2.1 million, plus supplemental payments based on an acquisition earnout agreement. Boston Mortgage provides further mortgage banking penetration into the northeast. It services approximately $1.8 billion in loans covering roughly 175 commercial properties throughout New England, New York and New Jersey.

    During 1999, we acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company which was acquired in September 1999 through L.J. Melody for approximately $7.0 million and Profi Nordic which was acquired in February 1999 through CBRE Profi Acquisition Corp., formerly Koll Tender III, for approximately $5.5 million.

    In 1998, we made several large acquisitions. In April 1998, our Company purchased all of the outstanding shares of REI, an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide, excluding the UK. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to goodwill, which is amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $104.8 million of which approximately $53.3 million was paid in cash and notes and approximately
$51.5 million was paid in shares of our common stock. In addition, we assumed approximately $14.4 million of long-term debt and minority interest. We incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into those of our Company.

    We also acquired the business of Hillier Parker May and Rowden, or Hillier Parker, in July 1998. This was a commercial property services partnership operating in the UK. The acquisition was accounted for as a purchase. The purchase price for Hillier Parker included approximately $63.6 million in cash and $7.1 million in shares of our common stock. In addition, we assumed a contingent payout plan for key Hillier Parker employees with a potential payout over three years of approximately $13.9 million and assumed various annuity obligations of approximately $15.0 million. The purchase price has largely been allocated to goodwill which is amortized on a straight line basis over its estimated useful life of 30 years.

    In September of 1998, our Company purchased the approximately 73.0% interest that we did not already own in CB Commercial Real Estate Group of Canada, Inc. We acquired the remaining interest for approximately $14.3 million in cash. The acquisition was accounted for as a purchase. The purchase price has been largely allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

    In October 1998, we purchased the remaining ownership interests that we did not already own in the Richard Ellis Australia and New Zealand businesses. The costs for the remaining interest was $20.0 million in cash. Virtually all of the revenue from these locations is derived from brokerage and appraisal services. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives ranging up to 30 years.

    Our Company also made various smaller acquisitions throughout 1998.

LITIGATION

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and our Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and our Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with our Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and our Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and us, awarding GMH $20.3 million in compensatory damages, against Prudential and us jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against us. Following the denial of motions by Prudential and us for a new trial, a judgment was entered on December 3, 1998. Prudential and our Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgement be entered in favor of the defendants including our Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court which was denied. The plaintiff has exhausted all appeal possibilities and judgment is expected to be entered shortly in favor of all defendants.

    In August 1993, a former commissioned sales person of our Company filed a lawsuit against us in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by us. On November 20, 1996, a jury returned a verdict against our Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of our Company's motions for a new trial, reversal of the verdict and reduction of damages, we filed an appeal of the verdict and requested a reduction of damages. On
March 9, 1999 the appellate court ruled in our Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000 the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, we settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim our Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, our Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

    We are a party to a number of pending or threatened lawsuits arising out of, or incident to, our ordinary course of business. Based on available cash and anticipated cash flows, we believe that the ultimate outcome will not have an impact on our Company's ability to carry on our operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on our consolidated financial position or results of operations.

EURO CONVERSION DISCLOSURE

    A majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999. The existing legacy currencies of the participating countries will continue to be accepted until January 1, 2002. We do not expect the introduction of the Euro to have a significant impact on our market or the manner in which we conduct business, and believe the related impact on our financial results will not be material. Approximately 5% of our 2000 business was transacted in the participating member countries. We are currently using both the Euro and legacy currencies to conduct business in these member countries.

NET OPERATING LOSSES

    Our Company had US federal income tax NOLs of approximately $16.3 million at December 31, 2000, corresponding to $5.7 million of our $60.3 million in net deferred tax assets before valuation allowances.

    Our ability to utilize NOLs was limited in 1999 and 2000 and will be in subsequent years as a result of our 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, our ability to utilize the existing NOL is limited to $26.0 million on an annual basis. We anticipate that the remaining
$16.3 million of NOLs will be utilized in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Our Company does not perform these types of transactions. This statement is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We are evaluating the impact of SFAS 140 on our results of operation and financial position for these types of transactions.

    In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN

HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 138 amends the accounting and reporting for certain derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 is not expected to have a material impact on our earnings or other components of comprehensive income.

    In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 is not anticipated to have a material impact on earnings or other components of comprehensive income as we had no derivatives outstanding at December 31, 2000.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is not expected to have a material impact on earnings or other components of comprehensive income as our Company had no derivatives outstanding at December 31, 2000.

SAFE HARBOR STATEMENT REGARDING OUTLOOK AND OTHER FORWARD-LOOKING DATA

    Portions of this Form 10-K, including Management's Discussion and Analysis, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-K. Any forward-looking statements speak only as of the date of this report and we expressly disclaim any obligation to update or revise any forward-looking statements found herein to reflect any changes in our expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

REPORT OF MANAGEMENT

    Our management is responsible for the integrity of the financial data reported by us and our subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with generally accepted accounting principles in the US. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that these statements reflect fairly the consolidated financial position, results of operations and cash flows of our Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

    Approximately 22% of our business is transacted in local currencies of foreign countries. We attempt to manage our exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While our international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. We routinely monitor our transaction exposure to currency rate changes, and enter into currency forward and option contracts to limit our exposure, as appropriate. Gains and losses on contracts are deferred until the transaction being hedged is finalized. In 2000, we had no outstanding contracts. We do not engage in any speculative activities.

    We manage our interest expense by using a combination of fixed and variable rate debt. We utilize sensitivity analyses to assess the potential effect of our variable rate debt. If interest rates were to increase by 90 basis points, approximately 10% of our weighted-average variable rate at year-end, the net impact would be a decrease of $1.1 million on annual pre-tax income and cash flow. Our fixed and variable long-term debt at December 31, 2000 consisted of the following:

                                                                  STERLING    EURO OVERNIGHT
                                                       LIBOR       LIBOR      INDEX AVERAGE
YEAR OF MATURITY                        FIXED RATE   PLUS 2.0%   MINUS 1.5%     PLUS 1.75%      TOTAL
----------------                        ----------   ---------   ----------   --------------   --------
2001..................................   $  3,647    $     --      $   --         $6,946       $ 10,593
2002..................................      1,794          --       2,742             --          4,536
2003..................................        512     110,000          --             --        110,512
2004..................................        128          --          --             --            128
2005..................................         20          --          --             --             20
Thereafter(1).........................    188,375          --          --             --        188,375
                                         --------    --------      ------         ------       --------
  Total...............................   $194,476    $110,000      $2,742         $6,946       $314,164
                                         ========    ========      ======         ======       ========
Weighted Average Interest Rate........        8.9%        8.8%        4.8%           6.9%           8.8%
                                         ========    ========      ======         ======       ========

------------------------

(1) Includes Senior Subordinated Note.

    Based on dealer's quotes, the estimated fair value of our $173.3 million Senior Subordinated Note is $155.8 million. Estimated fair values for other liabilities are not presented because we believe that they are not materially different from book value, primarily because the majority of our remaining debt is based on variable rates that approximate terms that we could obtain at December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     34

Consolidated Balance Sheets at December 31, 2000 and 1999...     35

Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................     36

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     37

Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............     38

Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2000, 1999, and 1998.............     39

Notes to Consolidated Financial Statements..................     40

Quarterly Results of Operations and Other Financial Data
  (Unaudited)...............................................     66

FINANCIAL STATEMENT SCHEDULE:

Schedule II--Valuation and Qualifying Accounts..............     67

    All other schedules are omitted because either they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of CB Richard Ellis Services, Inc.:

    We have audited the accompanying consolidated balance sheets of CB Richard Ellis Services, Inc. (a Delaware corporation) as of December 31, 2000, and 1999, and the related consolidated statements of operations, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CB Richard Ellis
Services, Inc. as of December 31, 2000, and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Los Angeles, California
February 24, 2001

                        CB RICHARD ELLIS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 20,854   $ 27,844
  Receivables, less allowance for doubtful accounts of
    $12,631 and $15,560 at December 31, 2000 and 1999.......   176,908    168,276
  Prepaid expenses..........................................     8,017      8,370
  Deferred taxes, net.......................................    11,139     11,758
  Other current assets......................................     6,127     10,596
                                                              --------   --------
    Total current assets....................................   223,045    226,844
Property and equipment, net.................................    75,992     70,149
Goodwill, net of accumulated amortization of $56,417 and
  $41,008 at December 31, 2000 and 1999.....................   423,975    445,010
Other intangible assets, net of accumulated amortization of
  $289,038 and $279,156 at December 31, 2000 and 1999.......    46,432     57,524
Cash surrender value of insurance policies, deferred
  compensation plan.........................................    53,203     20,442
Investment in and advances to unconsolidated subsidiaries...    41,325     38,514
Deferred taxes, net.........................................    32,327     28,190
Prepaid pension costs.......................................    25,235     26,323
Other assets................................................    41,571     16,487
                                                              --------   --------
    Total assets............................................  $963,105   $929,483
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses.....................  $ 83,673   $ 81,068
  Compensation and employee benefits........................   128,149    119,126
  Reserve for bonus and profit sharing......................    59,530     46,625
  Income taxes payable......................................    28,260     18,429
  Current maturities of long-term debt......................    10,593      6,765
                                                              --------   --------
    Total current liabilities...............................   310,205    272,013
Long-term debt:
  Senior subordinated notes, less unamortized discount of
    $1,664 and $1,892 at December 31, 2000 and 1999.........   173,336    173,108
  Revolving credit facility.................................   110,000    160,000
  Other long-term debt......................................    20,235     24,764
                                                              --------   --------
    Total long-term debt....................................   303,571    357,872
Deferred compensation liability.............................    80,503     47,202
Other liabilities...........................................    29,739     38,787
                                                              --------   --------
    Total liabilities.......................................   724,018    715,874
Minority interest...........................................     3,748      3,872
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, $0.01 par value; 8,000,000 shares
    authorized; no shares issued or outstanding.............        --         --
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 20,605,023 and 20,435,692 shares issued and
    outstanding at December 31, 2000 and 1999...............       217        213
  Additional paid-in capital................................   364,168    355,893
  Notes receivable from sale of stock.......................   (11,847)    (8,087)
  Accumulated deficit.......................................   (89,097)  (122,485)
  Accumulated other comprehensive loss......................   (12,258)    (1,928)
  Treasury stock at cost, 1,072,155 and 885,100 shares at
    December 31, 2000 and 1999..............................   (15,844)   (13,869)
                                                              --------   --------
    Total stockholders' equity..............................   235,339    209,737
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $963,105   $929,483
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenue:
  Leases.................................................  $  539,419   $  448,091   $  371,300
  Sales..................................................     389,745      394,718      357,718
  Property and facilities management fees................     110,654      110,111       86,379
  Consulting and referral fees...........................      78,714       73,569       72,586
  Appraisal fees.........................................      75,055       71,050       48,082
  Loan origination and servicing fees....................      58,190       45,940       39,402
  Investment management fees.............................      42,475       28,929       33,145
  Other..................................................      29,352       40,631       25,891
                                                           ----------   ----------   ----------
    Total revenue........................................   1,323,604    1,213,039    1,034,503
Costs and Expenses:
  Commissions, fees and other incentives.................     634,639      559,289      458,463
  Operating, administrative and other....................     538,481      536,381      448,794
  Merger-related and other nonrecurring charges..........          --           --       16,585
  Depreciation and amortization..........................      43,199       40,470       32,185
                                                           ----------   ----------   ----------
Operating income.........................................     107,285       76,899       78,476
Interest income..........................................       2,554        1,930        3,054
Interest expense.........................................      41,700       39,368       31,047
                                                           ----------   ----------   ----------
Income before provision for income tax...................      68,139       39,461       50,483
Provision for income tax.................................      34,751       16,179       25,926
                                                           ----------   ----------   ----------
Net income...............................................  $   33,388   $   23,282   $   24,557
                                                           ==========   ==========   ==========
Deemed dividend on preferred stock.......................  $       --   $       --   $   32,273
                                                           ==========   ==========   ==========
Net income (loss) applicable to common stockholders......  $   33,388   $   23,282   $   (7,716)
                                                           ==========   ==========   ==========
Basic earnings (loss) per share..........................  $     1.60   $     1.11   $    (0.38)
                                                           ==========   ==========   ==========
Weighted average shares outstanding for basic earnings
  (loss) per share.......................................  20,931,111   20,998,097   20,136,117
                                                           ==========   ==========   ==========
Diluted earnings (loss) per share........................  $     1.58   $     1.10   $    (0.38)
                                                           ==========   ==========   ==========
Weighted average shares outstanding for diluted earnings
  (loss) per share.......................................  21,097,240   21,072,436   20,136,117
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  33,388   $  23,282   $  24,557
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization excluding deferred
      financing costs.......................................     43,199      40,470      32,185
    Amortization of deferred financing costs................      2,069       1,696       1,184
    Deferred compensation deferrals.........................     43,557      25,932      14,738
    (Gain) loss on sale of properties, businesses and
      servicing rights......................................    (10,184)     (9,865)      2,058
    Equity interest in earnings of unconsolidated
      subsidiaries..........................................     (7,112)     (7,528)     (3,443)
    Minority interest.......................................        607       2,016         730
    Provision for litigation, doubtful accounts and other...      5,125       4,724       5,185
    Deferred income tax (benefit) provision.................     (4,083)    (12,688)     14,394
  Increase in receivables...................................    (12,545)    (37,640)    (24,846)
  Increase in cash surrender value of insurance policies,
    deferred compensation plan..............................    (32,761)    (20,442)         --
  Increase in compensation and employee benefits payable and
    reserve for bonus and profit share......................     24,418      37,339       7,782
  (Decrease) increase in accounts payable and accrued
    expenses................................................     (3,201)      1,346       2,615
  Increase in income taxes payable..........................     11,074      16,696       8,913
  (Decrease) increase in other liabilities..................     (9,553)      7,583      (9,536)
  Net change in other operating assets and liabilities......        114       1,090          98
                                                              ---------   ---------   ---------
    Net cash provided by operating activities...............     84,112      74,011      76,614
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (26,921)    (35,130)    (29,715)
  Proceeds from sale of inventoried property................         --       7,355          --
  Proceeds from sale of properties, businesses and servicing
    rights..................................................     17,495      12,072          --
  Purchase of investments...................................    (23,413)     (1,019)         --
  Increase in intangible assets and goodwill................     (3,119)     (5,331)    (14,595)
  Acquisition of businesses including net assets acquired,
    intangibles and goodwill................................     (3,442)     (8,931)   (189,895)
  Other investing activities, net...........................      3,678       4,217      10,685
                                                              ---------   ---------   ---------
    Net cash used in investing activities...................    (35,722)    (26,767)   (223,520)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving credit facility...................    179,000     165,000     315,000
  Repayment of revolving credit facility....................   (229,000)   (172,000)   (268,000)
  Proceeds from senior subordinated term loan...............         --          --     172,788
  Repayment of inventoried property loan....................         --      (7,093)       (377)
  Proceeds from (repayment of) senior notes and other loans,
    net.....................................................        588     (12,402)    (14,324)
  Payment of dividends payable..............................         --          --      (5,000)
  Repurchase of preferred stock.............................         --          --     (72,331)
  Repurchase of common stock................................     (2,018)     (4,986)     (8,883)
  Repayment of capital leases...............................     (1,373)     (1,340)     (1,655)
  Minority interest payments................................     (2,180)     (3,801)     (2,902)
  Other financing activities, net...........................      1,460      (1,099)      5,122
                                                              ---------   ---------   ---------
    Net cash (used in) provided by financing activities.....    (53,523)    (37,721)    119,438
                                                              ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents........     (5,133)      9,523     (27,468)
Cash and cash equivalents, at beginning of period...........     27,844      19,551      47,181
Effect of exchange rate changes on cash.....................     (1,857)     (1,230)       (162)
                                                              ---------   ---------   ---------
Cash and cash equivalents, at end of period.................  $  20,854   $  27,844   $  19,551
                                                              =========   =========   =========
SUPPLEMENTAL DATA:
Cash paid during the period for:
  Interest (none capitalized)...............................  $  38,352   $  36,997   $  27,528
  Income taxes, net.........................................  $  27,607   $  12,689   $   3,395

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                     NOTES                     ACCUMULATED
                                                      ADDITIONAL   RECEIVABLE                     OTHER
                               PREFERRED    COMMON     PAID-IN     FROM SALE    ACCUMULATED   COMPREHENSIVE   TREASURY
                                 STOCK      STOCK      CAPITAL      OF STOCK      DEFICIT     INCOME (LOSS)    STOCK      TOTAL
                               ---------   --------   ----------   ----------   -----------   -------------   --------   --------
Balance, December 31, 1997...    $ 40        $188      $333,981     $ (5,956)    $(170,324)     $   (158)     $     --   $157,771
Net income...................      --          --            --           --        24,557            --            --     24,557
Common stock issued for
  incentive plans............      --           1           962         (962)           --            --            --          1
Contributions, deferred
  compensation plan..........      --          --         5,361           --            --            --            --      5,361
Collection on, net of
  cancellation of notes
  receivable from employee
  stock incentive plan.......      --          --          (646)       1,264            --            --            --        618
Common stock issued for REI
  and HP acquisitions........      --          15        58,486           --            --            --            --     58,501
Shares issued for Capital
  Accumulation Plan..........      --          --         2,889           --            --            --            --      2,889
Common stock options
  exercised..................      --           7         8,835           --            --            --            --      8,842
Amortization of cheap
  stock......................      --          --           312           --            --            --            --        312
Tax deduction from issuance
  of stock...................      --          --        11,907           --            --            --            --     11,907
Foreign currency translation
  gain.......................      --          --            --           --            --         1,297            --      1,297
Purchase of preferred
  stock......................     (40)         --       (72,291)          --            --            --            --    (72,331)
Purchase of common stock.....      --          --            --           --            --            --        (8,883)    (8,883)
                                 ----        ----      --------     --------     ---------      --------      --------   --------
Balance, December 31, 1998...      --         211       349,796       (5,654)     (145,767)        1,139        (8,883)   190,842
Net income...................      --          --            --           --        23,282            --            --     23,282
Common stock issued for
  incentive plans............      --           2         2,534       (2,534)           --            --            --          2
Contributions, deferred
  compensation plan..........      --          --         2,094           --            --            --            --      2,094
Collection on, net of
  cancellation of notes
  receivable from employee
  stock incentive plan.......      --          --            --          101            --            --            --        101
Common stock options
  exercised..................      --          --           449           --            --            --            --        449
Amortization of cheap
  stock......................      --          --           312           --            --            --            --        312
Tax deduction from issuance
  of stock...................      --          --           708           --            --            --            --        708
Foreign currency translation
  loss.......................      --          --            --           --            --        (3,067)           --     (3,067)
Purchase of common stock.....      --          --            --           --            --            --        (4,986)    (4,986)
                                 ----        ----      --------     --------     ---------      --------      --------   --------
Balance, December 31, 1999...      --         213       355,893       (8,087)     (122,485)       (1,928)      (13,869)   209,737
Net income...................      --          --            --           --        33,388            --            --     33,388
Common stock issued for
  incentive plans............      --           4         4,310       (4,310)           --            --            --          4
Contributions, deferred
  compensation plan..........      --          --         2,729           --            --            --            --      2,729
Deferred compensation plan
  co-match...................      --          --           907           --            --            --            --        907
Collection on, net of
  cancellation of notes
  receivable from employee
  stock incentive plan.......      --          --          (550)         550            --            --            --         --
Amortization of cheap and
  restricted stock...........      --          --           342           --            --            --            --        342
Tax deduction from issuance
  of stock...................      --          --           580           --            --            --            --        580
Foreign currency translation
  loss.......................      --          --            --           --            --       (10,330)           --    (10,330)
Purchase of common stock.....      --          --           (43)          --            --            --        (1,975)    (2,018)
                                 ----        ----      --------     --------     ---------      --------      --------   --------
Balance, December 31, 2000...    $ --        $217      $364,168     $(11,847)    $ (89,097)     $(12,258)     $(15,844)  $235,339
                                 ====        ====      ========     ========     =========      ========      ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        CB RICHARD ELLIS SERVICES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net income..................................................  $ 33,388   $23,282    $24,557
Other comprehensive (loss) income, net of tax...............   (10,330)   (3,067)     1,297
                                                              --------   -------    -------
Comprehensive income........................................  $ 23,058   $20,215    $25,854
                                                              ========   =======    =======

  The accompanying notes are an integral part of these consolidated financial statements

                        CB RICHARD ELLIS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of CB Richard Ellis Services, Inc. (the Company) and majority owned and controlled subsidiaries. The equity attributable to minority shareholders' interests in subsidiaries is shown separately in the balance sheets. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The Company's investments in unconsolidated subsidiaries in which it has the ability to exercise significant influence over operating and financial policies, but does not control, are accounted for by using the equity method. Accordingly, the Company's share of the earnings of these equity basis companies is included in consolidated net income. All other investments held on a long-term basis are valued at cost less any permanent impairment in value.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and highly liquid investments with an original maturity of less than three months. The Company controls certain cash and cash equivalents as agent for its investment and property management clients. These amounts are not included in the consolidated balance sheets.

    GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price of an acquisition over the Company's interest in the fair value of the net identifiable assets acquired. Goodwill is carried at cost less accumulated amortization and amortized on a straight-line basis. Net goodwill at December 31, 2000 consisted of $405.7 million related to the 1995 through 2000 acquisitions which is being amortized over an estimated useful life of 30 years and $18.3 million related to the Company's original acquisition in 1989 which is being amortized over an estimated useful life of 40 years.

    Net other intangible assets at December 31, 2000 included $6.0 million of deferred financing costs and $40.4 million of intangibles stemming from the 1995 through 2000 acquisitions. These are amortized on a straight-line basis over the estimated useful lives of the assets up to 12 years.

    The Company periodically evaluates the recoverability of the carrying amount of goodwill and other intangible assets. In this assessment, the Company considers macro market conditions and trends in the Company's relative market position, its capital structure, lender relationships and the estimated undiscounted future cash flows associated with these assets. If any of the significant assumptions inherent in this assessment materially change due to market, economic and/or other factors, the recoverability is assessed based on the revised assumptions and resultant undiscounted cash flows. If the analysis indicates impairment, it would be recorded in the period the changes occur based on the fair value of the goodwill and other intangible assets.

    PROPERTY, PLANT AND EQUIPMENT

    The Company capitalizes expenditures that materially increase the life of the related assets and charges the cost of maintenance and repairs to expense. Upon sale or retirement, the capitalized costs and related accumulated depreciation or amortization are eliminated from the respective accounts, and the resulting gain or loss is included in operating income.

                        CB RICHARD ELLIS SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Depreciation is computed primarily using the straight line method over estimated useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the term of the respective leases, excluding options to renew. Equipment under capital leases is depreciated over the related term of the leases.

    INCOME RECOGNITION

    Real estate commissions on sales are recorded as income upon close of escrow or upon transfer of title. Real estate commissions on leases are generally recorded as income upon the earlier of the date of occupancy or cash receipt unless significant future contingencies exist. Investment management fees and management fees are recognized when earned under the provisions of the related agreements. Appraisal fees are recorded after services have been rendered. Loan origination fees are recognized at the time the loan closes and the Company has no significant remaining obligations for performance in connection with the transaction, while loan servicing fees are recorded as principal and interest payments are collected from mortgagors. Other commissions and fees are recorded as income at the time the related services have been performed unless significant future contingencies exist.

    FOREIGN CURRENCIES

    The financial statements of subsidiaries located outside the United States
(US) are generally measured using the local currency as the functional currency. The assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date and income and expenses are translated at the average monthly rate. The currency effects of translating the financial statements of these non-US operations of the Company are included in the "Accumulated other comprehensive income (loss)" component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the results of operations. The aggregate transaction gains and losses included in the consolidated statements of operations are a $3.1 million loss, $1.1 million gain and $0.2 million loss for 2000, 1999 and 1998, respectively.

    COMPREHENSIVE INCOME

    Comprehensive income consists of net income and other comprehensive income
(loss). Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

    ACCOUNTING FOR TRANSFERS AND SERVICING

    The Company follows Statement of Financial Accounting Standards (SFAS)
No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS in accounting for loan sales and acquisition of servicing rights. Under SFAS No. 125, the Company is required to recognize, at fair value, financial and servicing assets it has acquired control over and related liabilities it has incurred and amortize them over the period of estimated net servicing income or loss. Write-off of the asset is required when control is surrendered. The fair value of these servicing rights resulted in a gain, which is reflected in the Consolidated Statements of Operations, with a corresponding servicing asset of approximately $0.7 million and $0.8 million, at December 31, 2000 and 1999, respectively, which is reflected in the Consolidated Balance Sheets.

                        CB RICHARD ELLIS SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles in the US requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting periods. Actual results could differ from those estimates. Management believes that these estimates provide a reasonable basis for the fair presentation of its financial condition and results of operations.

    STOCK BASED COMPENSATION

    The Company has elected to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide the pro forma disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION in the footnotes to its consolidated financial statements. SFAS No. 123 requires pro forma disclosure of net income and, if presented, earnings per share, as if the fair-value based method of accounting defined in this statement had been applied. APB Opinion
No. 25 and related interpretations require accounting for stock compensation awards based on their intrinsic value as of the grant date.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured by applying enacted tax rates and laws to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    NEW ACCOUNTING PRONOUNCEMENTS

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not perform these types of transactions. This statement is effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company is evaluating the impact of SFAS 140 on its results of operation and financial position for these types of transactions.

    In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 138 amends the accounting and reporting for certain derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 138 is not expected to have a material impact on earnings or other components of comprehensive income of the Company.

                        CB RICHARD ELLIS SERVICES, INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which deferred the effective date of SFAS No. 133 for one year. SFAS No. 137 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 137 is not anticipated to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at December 31, 2000.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is not expected to have a material impact on earnings or other components of comprehensive income as the Company had no derivatives outstanding at December 31, 2000.

    RECLASSIFICATIONS

    Some reclassifications, which do not have an effect on net income, have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

2. ACQUISITIONS AND DISPOSITIONS

    During 2000, the Company acquired five companies with an aggregate purchase price of approximately $3.4 million in cash, $0.7 million in notes, plus additional payments over the next five years based on acquisition earnout agreements. These payments will supplement the purchase price and be recorded as additional goodwill. The most significant acquisition in 2000 was the purchase of Boston Mortgage Capital Corporation (Boston Mortgage), through L.J. Melody, for approximately $2.1 million, plus supplemental payments based on an acquisition earnout agreement. Boston Mortgage provides further mortgage banking penetration into the northeast. It services approximately $1.8 billion in loans covering roughly 175 commercial properties throughout New England, New York and New Jersey.

    In February 2000, the Company sold certain non-strategic assets for cash proceeds of $8.4 million, resulting in a pre-tax gain of $4.7 million.

    During 1999, the Company acquired four companies with an aggregate purchase price of approximately $13.8 million. The two significant acquisitions were Eberhardt Company which was acquired in September 1999 through L.J. Melody for approximately $7.0 million and Profi Nordic which was acquired in February 1999 through CBRE Profi Acquisition Corp. (formerly Koll Tender III) for approximately $5.5 million.

    During 1999, the Company sold five of its smaller non-strategic offices (Bakersfield and Fresno, California; Albuquerque, New Mexico; Reno, Nevada; and Salt Lake City, Utah) for a total of approximately $7.0 million received in cash and notes. It also sold an insurance operation which was

                        CB RICHARD ELLIS SERVICES, INC.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) used to help property management and other clients with complex insurance problems for $3.0 million in receivables. These sales resulted in a pre-tax gain of $8.7 million.

    On October 20, 1998 the Company, through L.J. Melody, purchased Carey, Brumbaugh, Starman, Phillips, and Associates, Inc., a regional mortgage banking firm for approximately $5.6 million in cash and approximately $2.4 million in notes bearing interest at 9.0% with three annual payments which began in October 1999. Approximately $0.2 million of the $2.4 million notes was accounted for as deferred cash compensation to select key executives. The acquisition was accounted for as a purchase. The purchase price has largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

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

    On July 7, 1998 the Company acquired the business of Hillier Parker May and Rowden, now known as CB Hillier Parker Limited (HP), a commercial property services partnership operating in the United Kingdom (UK). The acquisition was accounted for as a purchase. The purchase price for HP included approximately $63.6 million in cash and $7.1 million in shares of the Company's common stock. In addition, the Company assumed a contingent payout plan for key HP employees with a potential payout over three years of approximately $13.9 million and assumed various annuity obligations of approximately $15.0 million. The purchase price has largely been allocated to goodwill which is amortized on a straight line basis over its estimated useful life of 30 years.

    On July 1, 1998 the Company increased its ownership percentage in CB Commercial/Arnheim & Neely, an existing partnership formed in September 1996, which then combined with the Galbreath Company Mid-Atlantic to form CB Richard Ellis/Pittsburgh, LP. The total purchase price of the Company's 50% interest in the combined enterprise is $5.7 million.

    On May 31, 1998 the Company acquired Mathews Click and Associates, a property sales, leasing, and management firm, for approximately $10.0 million in cash and potential supplemental payments of $1.9 million which were contingent upon operating results, payable to the sellers over a period of two years. The acquisition was accounted for as a purchase. The total purchase price including potential supplemental payments was allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

    Effective May 1, 1998 the Company, through L.J. Melody, acquired Shoptaw-James, Inc. (Shoptaw-James), a regional mortgage banking firm, for approximately $6.3 million in cash and approximately $2.7 million in notes bearing interest at 9.0% with three annual payments which began in May 1999. The acquisition was accounted for as a purchase. Approximately $0.3 million of the $2.7 million notes

                        CB RICHARD ELLIS SERVICES, INC.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) are being accounted for as compensation over the term of the notes as the payment of these notes are contingent upon select key executives' and producers' continued employment with the Company. Approximately $2.4 million of the $2.7 million is being accounted for as supplemental payments to the sellers over a period of three years. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively.

    On April 17, 1998 the Company purchased all of the outstanding shares of CB Commercial Limited, formerly known as REI Limited (REI), an international commercial real estate services firm operating under the name Richard Ellis in major commercial real estate markets worldwide (excluding the UK). The acquisition was accounted for as a purchase. The purchase price has largely been allocated to goodwill, which is amortized on a straight line basis over an estimated useful life of 30 years. The purchase price for REI was approximately $104.8 million of which approximately $53.3 million was paid in cash and notes and approximately $51.5 million was paid in shares of the Company's common stock. In addition, the Company assumed approximately $14.4 million of long-term debt and minority interest. The Company incurred a one-time charge of $3.8 million associated with the integration of REI's operations and systems into the Company's.

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

    On January 31, 1998 the Company, through L.J. Melody, acquired certain assets of North Coast Mortgage Company, a regional mortgage banking firm for cash payments of approximately $3.0 million and approximately $0.9 million in notes. Approximately $0.3 million of the $0.9 million notes have been accounted for as supplemental payments to the sellers and approximately $0.6 million as deferred compensation to certain key executives and producers payable in three annual installments which began in February 1999. The acquisition was accounted for as a purchase. The purchase price and supplemental payments have largely been allocated to intangibles and goodwill, which are amortized on a straight line basis over their estimated useful lives of 7 and 30 years, respectively. The $0.6 million of deferred cash compensation is being accounted for as compensation over the term of the agreements as the payment of the compensation is contingent upon select key executives' and producers' continued employment with the Company.

    The assets and liabilities of certain acquired companies, along with the related goodwill, intangibles and indebtedness, are reflected in the accompanying consolidated financial statements at December 31, 2000. The results of operations of the acquired companies are included in the consolidated results from the dates they were acquired. The unaudited pro forma results of operations of the Company for the

                        CB RICHARD ELLIS SERVICES, INC.

2. ACQUISITIONS AND DISPOSITIONS (CONTINUED) year ended December 31, 1998, assuming the REI acquisition had occurred on January 1, 1998, would have been as follows (amounts in thousands, except per share data):

                                                                  YEAR ENDED
                                                              DECEMBER 31, 1998
                                                              ------------------
Revenue.....................................................      $1,051,114
Net income..................................................          15,586
Net loss applicable to common stockholders..................         (16,687)
Loss per share
  Basic.....................................................           (0.81)
  Diluted...................................................           (0.81)

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

3. PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost and consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Buildings and improvements..................................  $ 17,354   $ 19,273
Furniture and equipment.....................................   128,678    111,840
Equipment under capital leases..............................    28,765     29,800
                                                              --------   --------
                                                               174,797    160,913
Accumulated depreciation and amortization...................   (98,805)   (90,764)
                                                              --------   --------
  Property and equipment, net                                 $ 75,992   $ 70,149
                                                              ========   ========

    The Company sold its headquarters building in downtown Los Angeles, California, in September 1999 and a small office building in Phoenix, Arizona in October 1999, both at a minimal loss. Depreciation expense was $19.2 million, $17.1 million and $14.8 million during 2000, 1999 and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

4. INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

    Investments in and advances to unconsolidated subsidiaries as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                             DECEMBER 31
                                                                         -------------------
                                                              INTEREST     2000       1999
                                                              --------   --------   --------
CB Commercial/Whittier Partners, LP.........................   50.0%     $10,173    $ 9,646
CBRE Pittsburgh.............................................   50.0%       6,261      5,853
Ikoma CB Richard Ellis K.K..................................   20.0%       3,695      2,523
Strategic Partners (CBRE Investors).........................    3.4%       3,659         --
Building Technology Engineers...............................   49.9%       2,595         --
CBRE Corp Partners, LLC.....................................    9.1%       2,510      1,453
Other.......................................................       *      12,432     19,039
                                                                         -------    -------
                                                                         $41,325    $38,514
                                                                         =======    =======

------------------------

*   Various interests with varying ownership rates.

    Unaudited combined condensed financial information for the entities accounted for using the equity method is as follows (in thousands):

    Condensed Statement of Operations Information:

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                       (UNAUDITED)
Net revenue.................................................  $241,902   $172,365   $72,911
Income from operations......................................    59,936     43,088    27,921
Net income..................................................    50,183     32,795    23,678

    Condensed Balance Sheet Information:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
Current assets..............................................  $153,942   $ 62,579
Noncurrent assets...........................................   777,718    689,286
Current liabilities.........................................    94,507     34,076
Noncurrent liabilities......................................   302,530    249,546
Minority interest...........................................       519      1,115

5. EMPLOYEE BENEFIT PLANS

    OPTION PLANS. In conjunction with the North Coast Mortgage Company acquisition, options for 25,000 shares were granted with an exercise price representing the fair market value at date of grant of $32.50 per share. On December 15, 1998, the option holders elected to change the exercise price to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
number of shares by 20%. The options vest over five years at a rate of 20% per year, expiring in February 2008. Options for 20,000 shares under the North Coast Mortgage Company acquisition were outstanding at December 31, 2000.

    In conjunction with the Shoptaw-James acquisition, options for 25,000 shares were granted with an exercise price representing a fair market value of $37.32 per share on the date of grant. On December 15, 1998 the option holders elected to change the exercise price to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the number of shares by 20%. The options vest over five years at a rate of 20% per year, expiring in May 2008. Options for 20,000 shares under the Shoptaw-James acquisition were outstanding at December 31, 2000.

    In October 1998, in conjunction with the Carey, Brumbaugh acquisition, options for 25,000 shares were granted with an exercise price representing a fair market of $19.44 per share on the grant date. The options vest over five years at a rate of 20% per year, expiring in September 2008. Options for 25,000 shares under the Carey, Brumbaugh acquistion were outstanding at December 31, 2000.

    In April 1998, in conjunction with the REI acquisition, the Company approved the assumption of the options outstanding under the REI Limited Stock Option Plan. These options for 46,115 shares of common stock were issued and exercised immediately at $14.95 per share in exchange for existing REI options. Also in conjunction with the REI acquisition, the Company granted options for 475,677 shares at an exercise price equal to fair market value at date of grant of $33.76 per share. On December 15, 1998 select holders of stock options elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election, and simultaneously reduce the number of shares by 20%. During 2000, the Company granted options for 58,000 shares of common stock at an exercise price of $12.88 per share. All options were granted at an exercise price equal to fair market value at date of grant. The vesting periods of these options range from three to five years and they expire at various dates through August 2010. Options for 492,984 shares were outstanding under the REI Limited Stock Option Plan at December 31, 2000.

    A total of 700,000 shares of common stock have been reserved for issuance under the Company's 1997 Employee Stock Option Plan. On December 15, 1998, select holders of stock options with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election and simultaneously reduce the number of shares by 20%. During 2000, the Company granted options for 105,000 shares of common stock at exercise prices ranging from $10.38 to $12.85 per share. All options were granted at an exercise price equal to fair market value at date of grant. The vesting periods for these options range from approximately four to five years and they expire at various dates through August 2010. Options for 692,060 shares were outstanding under the 1997 Employee Stock Option Plan at December 31, 2000.

    In August 1997, in conjunction with the Koll acquisition, the Company approved the assumption of the options outstanding under the KMS Holding Company Amended 1994 Stock Option Plan (now known as the CBC Substitute Option Plan (CBCSP)) and the Koll Acquisition Stock Option Plan (KASOP). Under the CBCSP, 407,087 stock options were issued with exercise prices ranging from $12.89 to $18.04 per share in exchange for existing Koll options. These options were immediately exercisable and expire at various dates through April 2006. All options were granted at an exercise price equal to fair market value at date of grant. At December 31, 2000, 231,941 options were outstanding. Under the KASOP, options for 550,000 shares were approved for issuance to former senior

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
executives of Koll who became employees or directors of the Company. These options have exercise prices ranging from $14.25 to $36.75 per share and vesting periods ranging from immediate to three years. During 2000, the Company granted options for 20,000 shares of common stock under the KASOP at an exercise price of $12.88 per share. These options expire at various dates through August 2010. Options for 550,000 shares were outstanding for the KASOP at December 31, 2000.

    In August 1997, in conjunction with the Koll acquisition, the Company approved the issuance of warrants to purchase 599,967 shares. Of the outstanding warrants, 42,646 are attached to common stock obtainable under the CBC Substitute Option Plan and 555,741 are attached to shares of outstanding common stock. Each warrant is exercisable into one share of common stock at an exercise price of $30.00 commencing in August 2000 and expiring in August 2004. At December 31, 2000, 598,387 warrants issued were outstanding.

    A total of 90,750 shares of common stock have been reserved for issuance under the L.J. Melody Acquisition Stock Option Plan, which was adopted by the Board of Directors in September 1996 as part of the July 1996 acquisition of L.J. Melody. Options for all these shares have been issued at an exercise price of $10.00 per share and vest over a period of five years at the rate of 5% per quarter and these options expire in June 2006. Options for 90,750 shares of common stock under the L.J. Melody Acquisition Stock Option Plan were outstanding at December 31, 2000.

    A total of 600,000 shares of common stock have been reserved for issuance under the Company's 1991 Service Providers Stock Option Plan. In various years, options were granted below market price to select directors as partial payment for director fees. On December 15, 1998 select holders of stock options with an exercise price in excess of $20.00 per share elected to change the exercise price of their options to $20.00 per share, which was above market value on the date of election and simultaneously reduce the number of shares by 20%. During 2000, options for 39,000 shares were granted to select directors and executive officers at an exercise price equal to fair market value at date of grant ranging from $11.81 to $12.88 per share. These options vest from a zero to a five year period and expire at various dates through August 2010. Options for 583,888 shares were outstanding under the 1991 Service Providers Stock Option Plan at December 31, 2000.

    A total of 1,000,000 shares of common stock have been reserved for issuance under the Company's 1990 Stock Option Plan. All options vest over a four year period, expiring at various dates through November 2006. Options for 35,000 shares under the 1990 Stock Option Plan were outstanding at December 31, 2000.

    The Company completed the 1999 stock repurchase program on January 5, 2000. A total of 397,450 shares of common stock were purchased for a total of $5.0 million. In 1998, a total of 488,900 shares of common stock were purchased for $8.8 million. The shares purchased in 1999 and 1998 will be used to minimize the dilution caused by the exercise of stock options and the grant of stock purchase rights.

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
    A summary of the status of the Company's option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                              2000                          1999                           1998
                                   ---------------------------   ---------------------------   ----------------------------
                                                  WEIGHTED                      WEIGHTED                       WEIGHTED
                                                   AVERAGE                       AVERAGE                        AVERAGE
STOCK OPTIONS AND WARRANTS          SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE      SHARES     EXERCISE PRICE
--------------------------         ---------   ---------------   ---------   ---------------   ----------   ---------------
Outstanding beginning of the
  year...........................  3,075,356        $20.71       2,937,085        $23.18        3,284,381        $22.43
Granted..........................    487,710         24.81         628,611         15.17        1,885,944         25.94
Exercised........................         --            --         (58,000)        10.00         (824,385)        10.73
Forfeited/Expired................   (223,056)        19.84        (432,340)        31.64       (1,408,855)        32.42
                                   ---------        ------       ---------        ------       ----------        ------
Outstanding end of year..........  3,340,010        $21.25       3,075,356        $20.71        2,937,085        $23.18
                                   ---------        ------       ---------        ------       ----------        ------
Exercisable at end of year.......  1,824,665        $23.90         770,756        $21.86          830,289        $21.94
Weighted average fair value of
  options granted during
  the year.......................                   $ 6.72                        $ 8.84                         $12.27

    Significant option and warrant groups outstanding at December 31, 2000 and related weighted average price and life information is presented below:

                                                                                                    EXERCISABLE OPTIONS
                                                   OUTSTANDING OPTIONS AND WARRANTS                    AND WARRANTS
                                           -------------------------------------------------   -----------------------------
                                                             WEIGHTED
                                                              AVERAGE           WEIGHTED                        WEIGHTED
                                             NUMBER          REMAINING           AVERAGE         NUMBER          AVERAGE
RANGE OF EXERCISE PRICES                   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
------------------------                   -----------   -----------------   ---------------   -----------   ---------------
$00.38-$10.38............................     167,594        5.32 yrs.            $ 7.44          143,519         $ 6.97
$11.81-$19.44............................     985,941        7.69 yrs.             14.48          327,141          14.48
$20.00-$23.75............................   1,273,754        6.84 yrs.             20.52          488,218          20.79
$30.00-$36.75............................     912,721        4.64 yrs.             32.11          865,787          32.02
                                            ---------                             ------        ---------         ------
                                            3,340,010                             $21.25        1,824,665         $23.90
                                            =========                             ======        =========         ======

    DEFERRED COMPENSATION PLAN (THE DCP). In 1994, the Company implemented the DCP. Under the DCP, a select group of management and highly compensated employees can defer the payment of all or a portion of their compensation (including any bonus). The DCP permits participating employees to make an irrevocable election at the beginning of each year to receive amounts deferred at a future date either in cash, which is an unsecured long-term liability of the Company, or in shares of common stock of the Company which elections are recorded as additions to stockholders' equity. In May 2000, the Company began repurchasing stock from the open market in order to minimize the dilutive effect of issuing stock pursuant to the DCP. As of December 31, 2000, the Company has repurchased 185,800 shares of common stock for $2.0 million, which is reported as an increase in treasury stock. In 1999, the Company revised the DCP to add insurance products which function like mutual funds as an investment alternative and to fund the Company's obligation for deferrals invested in these insurance products. Prior to July 1, 2000, cash payments to purchase additional insurance products were made on the third business day of the month following the related DCP participant deferral. Currently, payments are made twice a month. For the year ended December 31, 2000, $43.6 million was deferred and

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
mainly allocated to the other investment products. The accumulated non-stock liability at December 31, 2000 was $80.5 million and the assets (in the form of insurance proceeds) set aside to cover the liability was $53.2 million. The total liability of $92.0 million, including $11.5 million deferred in stock, was charged to expense in the period of deferral and classified as deferred compensation plan liability, except for stock which is included in stockholders' equity. On July 17, 2000, the Company announced a match of the stock portion of the DCP for the Plan Year 1999 in the amount of $4.5 million, equivalent to 437,880 shares of common stock at a market price of $10.38 per share. The vesting period is over five years with 20% vesting each year at December 31, 2000 through 2004. The related compensation expense will be amortized over the vesting period. The Company charged to compensation expense a total of $0.9 million for the year ended December 31, 2000. The weighted average fair value of the shares granted during the year is $5.90. In October 2000, the Company added the "Retention Program" and the "Recruitment Program" to the DCP, with the awards being effective January 2001. Under the Retention Program, the 125 best sales professionals were credited with 5,700, 4,500 or 3,000 stock units under the DCP (each unit is the equivalent of one share of stock). The stock units do not vest for four years and in the case of those sales professionals who were credited with 5,700 or 4,500 stock units, there was a requirement to execute a long-term covenant not to compete. Under the Recruitment Program, the Company credited either stock units or cash to experienced new hires for sales professional jobs. The share awards ranged from 750 to 4,500 and the cash awards ranged from $30 thousand to $100 thousand.

    As allowed under the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company has elected to follow Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its employee stock based compensation plans. Under this method the Company does not recognize compensation expense for options that were granted at or above the market price of the underlying stock on the date of grant. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income and per share information would have been reduced to the following pro forma amounts (in thousands except per share data):

                                                     2000       1999       1998
                                                   --------   --------   --------
Net Income:
  As Reported....................................  $33,388    $23,282    $24,557
  Pro Forma......................................   30,393     19,039     20,396
Basic EPS:
  As Reported....................................     1.60       1.11      (0.38)
  Pro Forma......................................     1.45       0.91      (0.59)
Diluted EPS:
  As Reported....................................     1.58       1.10      (0.38)
  Pro Forma......................................     1.44       0.91      (0.59)

    Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The fair value of each option grant and DCP company match is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants:

                                                2000         1999         1998
                                             ----------   ----------   ----------
Risk-free interest rate....................       6.52%        5.55%        4.95%
Expected volatility........................      58.06%       61.83%       48.16%
Expected life..............................  5.00 years   5.00 years   5.00 years

    Dividend yield is excluded from the calculation since it is the present intention of the Company to retain all earnings.

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

    STOCK PURCHASE PLANS. The Company has restricted stock purchase plans covering select key executives including senior management. A total of 500,000 and 550,000 shares of common stock have been reserved for issuance under the Company's 1999 and 1996 Equity Incentive Plans, respectively. The shares may be issued to senior executives for a purchase price equal to the greater of $18.00 and $10.00 per share or fair market value, respectively. Under the 1999 and 1996 Equity Incentive Plans, the Company issued 285,000 and 50,000 shares in 2000, and 415,833 and 441,937 shares were outstanding at December 31, 2000, respectively. The purchase price for these shares must be paid either in cash or by delivery of a full recourse promissory note. The related promissory notes are also included in the Consolidated Statements of Stockholders' Equity.

    In October 1998, the Company offered all employees under the 1990 Stock Option Plan who held options that expired in April 1999 a loan equal to 100% of the total exercise price plus 40% of the difference between the current market value of the shares and the exercise price. Loan proceeds were applied towards the total exercise price and payroll withholding taxes. The loans are evidenced by full recourse promissory notes having a maturity of five years at an interest rate of 6.0%. Interest is due annually, while the principal is due the earlier of five years or upon sale of the shares. The shares issued under this offering may not be sold until after 18 months from the date of issuance. A total of 415,000 shares were issued under this offering. The related promissory notes of $4.7 million and $4.9 million are included in other assets in the Consolidated Balance Sheets at December 31, 2000 and 1999, respectively.

    BONUSES. The Company has bonus programs covering select key employees, including senior management. Awards are based on the position and performance of the employee and the achievement of pre-established financial, operating and strategic objectives. The amounts charged to expense for bonuses were $49.8 million, $44.3 million and $33.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
    CAPITAL ACCUMULATION PLAN (THE CAP PLAN). The Cap Plan is a defined contribution profit sharing plan under Section 401(k) of the Internal Revenue Code and is the Company's only such plan. Under the Cap Plan, each participating employee may elect to defer a portion of his or her earnings and the Company may make additional contributions from the Company's current or accumulated net profits to the Cap Plan in these amounts as determined by the Board of Directors. The Company expensed, in connection with the Cap Plan, $2.2 million and $1.6 million for the years ended December 31, 2000 and 1999. No expense, in connection with the Cap Plan, was incurred for the year ended December 31, 1998.

    EMPLOYEE STOCK PURCHASE PLAN. In May 2000, the Company amended and restated, effective July 1, 2000, its 1998 employee stock purchase plan designed exclusively for employees who earn less than $100,000 in total annual compensation. Under the plan, the eligible employees may purchase common stock by means of contributions to the Company at a price equal to 90% of the fair market value of the share on the last trading day of the purchase period. The plan provides for purchases by employees up to an aggregate of 150,000 shares each year for 2000, 2001 and 2002. This program was discontinued effective October 2000.

    PENSION PLAN. The Company, through the acquisition of Hillier Parker, maintains a contributory defined benefit pension plan to provide retirement benefits to existing and former Hillier Parker employees participating in the plan. It is the Company's policy to fund the minimum annual contributions required by applicable regulations. Pension expense totaled $0.9 million, $1.9 million and $0.9 million in 2000, 1999 and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The following sets forth a reconciliation of benefit obligation, plan assets, plan's funded status and amounts recognized in the accompanying Consolidated Balance Sheets:

                                                              YEAR ENDED
                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.................  $ 72,146   $ 73,190
Service cost............................................     5,728      5,350
Interest cost...........................................     4,026      4,175
Plan participants' contributions........................       671        804
Actuarial gain..........................................    (4,680)    (7,495)
Benefits paid...........................................    (1,343)    (1,760)
Currency gain...........................................    (5,472)    (2,118)
                                                          --------   --------
Benefit obligation at end of year.......................  $ 71,076   $ 72,146
                                                          ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..........  $115,039   $ 95,731
Actual return on plan assets............................    (3,340)    22,666
Company contributions...................................     1,257        786
Plan participants' contributions........................       671        419
Benefits paid...........................................    (1,343)    (1,760)
Currency loss...........................................    (8,596)    (2,803)
                                                          --------   --------
Fair value of plan assets at end of year................  $103,688   $115,039
                                                          ========   ========
Funded status...........................................  $ 32,612   $ 42,893
Unrecognized net actuarial gain.........................    (7,941)   (16,570)
Company contributions in the post-measurement period....       564         --
                                                          --------   --------
Prepaid benefit cost....................................  $ 25,235   $ 26,323
                                                          ========   ========

    Weighted-average assumptions used in developing the projected benefit obligation were as follows:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Discount rate...............................................   6.00%      5.75%
Expected return on plan assets..............................   7.75%      7.75%
Rate of compensation increase...............................   5.00%      5.00%

                        CB RICHARD ELLIS SERVICES, INC.

5. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Net periodic pension cost consisted of the following:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Employer service cost.....................................  $ 5,728    $ 5,350
Interest cost on projected benefit obligation.............    4,026      4,175
Expected return on plan assets............................   (8,395)    (7,636)
Unrecognized net gain.....................................     (425)        --
                                                            -------    -------
Net periodic benefit cost.................................  $   934    $ 1,889
                                                            =======    =======

6. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Senior Subordinated Notes, less unamortized discount of
  $1.7 million and $1.9 million at December 31, 2000 and
  1999, respectively, with fixed interest at 8.9% due in
  2006......................................................  $173,336   $173,108
Revolving Credit Facility, with interest ranging from 8.5%
  to 9.0%, due in 2003......................................   110,000    160,000
Westmark Senior Notes, with interest ranging from 9.0% to
  10.0% through December 31, 2004 and at variable rates
  depending on the Company's credit facility rate
  thereafter, due from 2001 through 2010....................    15,502     16,502
Euro cash pool loan, with interest at 6.91% and no stated
  maturity date.............................................     6,946         --
REI Senior Notes, with variable interest rates based on
  Sterling LIBOR minus 1.5%, due in 2002....................     2,742      2,965
Shoptaw-James Senior Notes, with fixed interest at 9.0%, due
  in 2001...................................................       810      1,620
Carey, Brumbaugh Senior Notes, with fixed interest at 9.0%,
  due in 2001...............................................       720      1,440
Eberhardt Acquisition Obligations, with fixed interest at
  8.0%, due from 2001 through 2002..........................       600        900
Capital lease obligations, mainly for autos and telephone
  equipment, with interest ranging from 6.8% to 8.9%, due
  through 2004..............................................     2,302      3,554
Other.......................................................     1,206      4,548
                                                              --------   --------
  Total.....................................................   314,164    364,637
  Less current maturities...................................    10,593      6,765
                                                              --------   --------
  Total long-term debt......................................  $303,571   $357,872
                                                              ========   ========

    Annual aggregate maturities of long-term debt at December 31, 2000 are as follows (in thousands): 2001--$10,593; 2002--$4,536; 2003--$110,512; 2004--$128;
2005--$20; and $188,375 thereafter.

    In October 1999, the Company executed an amendment to the revolving credit facility, eliminating the mandatory reduction on December 31, 1999, and revising some of the restrictive covenants. The new amendment is also subject to mandatory reductions of the facility by $80.0 million and

                        CB RICHARD ELLIS SERVICES, INC.

6. LONG-TERM DEBT (CONTINUED)
$70.0 million on December 31, 2000 and 2001, respectively. This reduced the facility from $350.0 million to $270.0 million at December 31, 2000. The amount outstanding under this facility was $110.0 million at December 31, 2000. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.00%. The weighted average rate on amounts outstanding at December 31, 2000 was 8.79%.

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

    The Company has outstanding Senior Subordinated Notes (Subordinated Notes) due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering.

    The Company has a credit agreement with Residential Funding Corporation
(RFC). The credit agreement provides for a revolving line of credit, which bears interest at 1.25% per annum over LIBOR. On July 19, 2000, the Company executed an amendment to the revolving line of credit, increasing the line of credit from $50.0 million to $100.0 million, decreasing the interest rate from 1.25% to 1.00% per annum over LIBOR and extending the expiration date from August 31, 2000 to August 31, 2001. In addition, on November 8, 2000, the Company obtained a temporary line of credit increase of $52.0 million, resulting in a total line of credit equaling $152.0 million. This temporary line of credit increase expired on November 30, 2000. During the year, the Company had a maximum of $151.3 million revolving line of credit principal outstanding. At December 31, 2000, the Company had $0.4 million revolving line of credit principal outstanding.

7. COMMITMENTS AND CONTINGENCIES

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in the Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgment be entered in favor of the defendants including

                        CB RICHARD ELLIS SERVICES, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court which was denied. The plaintiff has exhausted all appeal possibilities and judgment is expected to be entered shortly in favor of all defendants.

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding
$1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim (including interest) and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution (the plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees). In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

    The following is a schedule by years of future minimum lease payments for noncancelable leases as of December 31, 2000 (in thousands):

                                                            CAPITAL    OPERATING
                                                             LEASES     LEASES
                                                            --------   ---------
2001......................................................   $1,167    $ 48,299
2002......................................................      895      40,686
2003......................................................      518      33,316
2004......................................................       10      25,967
2005......................................................       --      22,195
Thereafter................................................       --      97,674
                                                             ------    --------
Total minimum payments required...........................   $2,590    $268,137
                                                             ======    ========

    The interest portion of capital lease payments represents the amount necessary to reduce net minimum lease payments to present value calculated at the Company's incremental borrowing rate at

                        CB RICHARD ELLIS SERVICES, INC.

7. COMMITMENTS AND CONTINGENCIES (CONTINUED) the inception of the leases. This totaled $0.3 million at December 31, 2000, resulting in a present value of net minimum lease payments of $2.3 million. At December 31, 2000, $0.9 million and $1.4 million are included in the current portion of long-term debt and long-term debt, respectively. In addition, the total minimum payments for noncancelable operating leases have not been reduced by the minimum sublease rental income of $42.9 million due in the future under noncancelable subleases.

    Substantially all leases require the Company to pay maintenance costs, insurance and property taxes, and generally may be renewed for five year periods. The composition of total rental expense under noncancelable operating leases consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Minimum rentals..................................  $56,243    $51,467    $33,126
Less sublease rentals............................   (1,387)      (928)      (706)
                                                   -------    -------    -------
                                                   $54,856    $50,539    $32,420
                                                   =======    =======    =======

    In 1999, the Company entered into an agreement with Fannie Mae in which the Company agreed to fund the purchase of a $103.6 million loan portfolio from proceeds from its RFC line of credit, which was temporarily increased to $140.0 million in 2000. In December 2000, the Company entered into an agreement with Fannie Mae in which the Company agreed to fund the purchase of an additional $7.5 million loan from proceeds from its RFC line of credit. A 100% participation in both the original and additional loan portfolio was subsequently sold to Fannie Mae with the Company retaining the credit risk on the first 2% of loss incurred on the underlying commercial mortgage loans. The Company has collateralized a portion of its obligation to cover the first 2% of losses for both the $103.6 million loan portfolio and the additional
$7.5 million loan portfolio by increasing a letter of credit in favor of Fannie Mae to total $1.1 million.

    The Company has a participation agreement with RFC whereby RFC agrees to purchase a 99% participation interest in any eligible multifamily mortgage loans owned by the Company and outstanding at quarter-end. This participation agreement, which originally expired on August 31, 2000, has been extended to August 31, 2001.

    An important part of the strategy for the Company's investment management business involves investing the Company's own capital in certain real estate investments with its clients. As of December 31, 2000, the Company had committed an additional $37.7 million to fund future co-investments.

                        CB RICHARD ELLIS SERVICES, INC.

8. INCOME TAXES

    The tax provision (benefit) for the years ended December 31, 2000, 1999 and 1998 consisted of the following (in thousands):

                                                       YEAR ENDED DECEMBER 31
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Federal:
  Current........................................  $24,924    $14,403    $ 4,265
  Deferred tax...................................      921     (1,417)    14,469
  Reduction of valuation allowances..............   (3,000)    (6,347)        --
                                                   -------    -------    -------
                                                    22,845      6,639     18,734
State:
  Current........................................    6,895      5,627      3,470
  Deferred tax...................................   (1,243)    (1,411)       (75)
                                                   -------    -------    -------
                                                     5,652      4,216      3,395
Foreign:
  Current........................................    7,015      8,837      3,797
  Deferred tax...................................     (761)    (3,513)        --
                                                   -------    -------    -------
                                                     6,254      5,324      3,797
                                                   -------    -------    -------
                                                   $34,751    $16,179    $25,926
                                                   =======    =======    =======

    The following is a reconciliation, stated as a percentage of pre-tax income, of the US statutory federal income tax rate to the Company's effective tax rate on income from operations:

                                                                       YEAR ENDED
                                                                      DECEMBER 31
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Federal statutory tax rate.................................     35%        35%        35%
Permanent differences, including goodwill, meals,
  entertainment and other..................................     11         15          8
State taxes, net of federal benefit........................      6          9          4
Foreign income taxes.......................................      4          4          4
Reduction of valuation allowances..........................     (5)       (22)        --
                                                                --        ---         --
Effective tax rate.........................................     51%        41%        51%
                                                                ==        ===         ==

    The domestic component of income before provision for income tax included in the consolidated statement of operations was $63.2 million, $32.0 million and $45.6 million, for 2000, 1999 and 1998, respectively. The international component of income before provision for income tax was $4.9 million, $7.4 million and $4.9 million, for 2000, 1999 and 1998, respectively.

                        CB RICHARD ELLIS SERVICES, INC.

8. INCOME TAXES (CONTINUED)
    Cumulative tax effects of temporary differences are shown below at December 31, 2000 and 1999 (in thousands):

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
ASSET (LIABILITY)
Property and equipment..................................  $ 11,910   $  5,820
Bad debts and other reserves............................    12,832     15,940
Intangible amortization.................................   (15,736)   (16,533)
Bonus, unexercised restricted stock, deferred
  compensation..........................................    35,343     23,990
Partnership income......................................     6,950      7,092
Net operating loss (NOL) and alternative minimum tax
  credit carryforwards..................................     6,134     23,086
Unconsolidated affiliates...............................     1,010     (1,167)
All other, net..........................................     1,853      2,040
                                                          --------   --------
Net deferred tax asset before valuation allowances......    60,296     60,268
Valuation allowances....................................   (16,830)   (20,320)
                                                          --------   --------
Net deferred tax asset..................................  $ 43,466   $ 39,948
                                                          ========   ========

    The Company had federal income tax NOLs of approximately $16.3 million at December 31, 2000, corresponding to $5.7 million of the Company's $60.3 million in net deferred tax assets before valuation allowances.

    The ability of the Company to utilize NOLs was limited in 1998 and will be in subsequent years as a result of the Company's 1996 public offering, the 1997 Koll acquisition and the 1998 repurchase of preferred stock which cumulatively caused a more than 50.0% change of ownership within a three year period. As a result of the limitation, the Company's ability to utilize its existing NOLs is limited to $26.0 million on an annual basis. It is anticipated that the Company will utilize the remaining NOLs in 2001.

    A deferred US tax liability has not been provided on the unremitted earnings of foreign subsidiaries because it is the intent of the Company to permanently reinvest these earnings. Undistributed earnings of foreign subsidiaries, which have been or are intended to be permanently invested in accordance with APB
No. 23, ACCOUNTING FOR INCOME TAXES--SPECIAL AREAS, aggregated $27.7 million at December 31, 2000.

9. EARNINGS PER SHARE INFORMATION

    Basic earnings (loss) per share was computed by dividing net income (loss), less preferred dividend requirements as applicable, by the weighted average number of common shares outstanding during each period. The computation of diluted earnings (loss) per share further assumes the dilutive effect of stock options, stock warrants and other stock-based compensation programs, as well as the conversion of the preferred stock during periods when preferred stock was outstanding and was dilutive.

                        CB RICHARD ELLIS SERVICES, INC.

9. EARNINGS PER SHARE INFORMATION (CONTINUED)
    In January 1998, the Company repurchased all 4.0 million shares of its outstanding convertible preferred stock. The portion of the purchase price in excess of the carrying value represents the deemed dividend charge to net income applicable to common shareholders when computing basic and diluted earnings
(loss) per share for the year ended December 31, 1998.

    The following is a calculation of earnings (loss) per share for the years ended December 31 (in thousands, except share and per share data):

                                       2000                               1999                               1998
                         --------------------------------   --------------------------------   --------------------------------
                                                   PER-                               PER-                               PER-
                                                  SHARE                              SHARE                              SHARE
                          INCOME      SHARES      AMOUNT     INCOME      SHARES      AMOUNT     INCOME      SHARES      AMOUNT
                         --------   ----------   --------   --------   ----------   --------   --------   ----------   --------
  Basic earnings (loss)
    per share
    Net income.........  $33,388                            $23,282                            $24,557
    Deemed dividend on
      preferred stock
      repurchase.......       --                                 --                            (32,273)
                         -------                            -------                            -------
    Net income (loss)
      applicable to
      common
      stockholders.....  $33,388    20,931,111    $1.60     $23,282    20,998,097    $1.11     $(7,716)   20,136,117    $(0.38)
                         =======    ==========    =====     =======    ==========    =====     =======    ==========    ======
  Diluted earnings
    (loss) per share
    Net income (loss)
      applicable to
      common
      stockholders.....  $33,388    20,931,111              $23,282    20,998,097              $(7,716)   20,136,117
    Diluted effect of
      exercise of
      options
      outstanding......                 35,594                             74,339                                 --
    Diluted effect of
      stock-based
      compensation
      programs.........                130,535                                 --                                 --
                         -------    ----------              -------    ----------              -------    ----------
    Net income (loss)
      applicable to
      common
      stockholders.....  $33,388    21,097,240    $1.58     $23,282    21,072,436    $1.10     $(7,716)   20,136,117    $(0.38)
                         =======    ==========    =====     =======    ==========    =====     =======    ==========    ======

                        CB RICHARD ELLIS SERVICES, INC.

9. EARNINGS PER SHARE INFORMATION (CONTINUED)
    The following items were not included in the computation of diluted earnings per share because their effect in the aggregate was anti-dilutive for the years ended December 31:

                                       2000             1999                 1998
                                  --------------   --------------   -----------------------
Stock options
  Outstanding...................       2,574,029        2,008,659                 2,337,118
  Price ranges..................  $ 11.81-$36.75   $ 16.38-$36.75   $           0.30-$37.31
  Expiration ranges.............  6/8/04-8/31/10   6/8/04-5/31/09           4/18/99-7/22/08
Stock warrants
  Outstanding...................         598,387          599,967                   599,967
  Price.........................  $        30.00   $        30.00   $                 30.00
  Expiration date...............         8/28/04          8/28/04                   8/28/04

10. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    LONG-TERM DEBT. Based on dealer's quote, the estimated fair value of the Company's $173.3 million Senior Subordinated Note, discussed in Note 6, is $155.8 million.

    Estimated fair values for the Revolving Credit Facilities and the remaining long-term debts are not presented because the Company believes that it is not materially different from book value, primarily because the majority of the Company's debt is based on variable rates.

11. INDUSTRY SEGMENTS

    In July 1999, the Company undertook a reorganization to streamline its US operations which resulted in a change in its segment reporting from four to three segments. The Company has a number of lines of business which are aggregated, reported and managed through these three segments: Transaction Management, Financial Services and Management Services. The Transaction Management segment is our largest generator of revenue and operating income and includes Brokerage Services, Corporate Services and Investment Property activities. Brokerage Services includes activities that provide sales, leasing and consulting services in connection with commercial real estate and is the Company's primary revenue source. Corporate Services focuses on building relationships with large corporate clients which generate recurring revenue. Investment Property activities provide brokerage services for commercial real property marketed for sale to institutional and private investors. The Financial Services segment provides commercial mortgage, valuation, investment management and consulting and research services. The Management Services segment provides facility management services to corporate real estate users and property management and related services to owners. The

                        CB RICHARD ELLIS SERVICES, INC.

11. INDUSTRY SEGMENTS (CONTINUED)
following table summarizes the revenue, cost and expenses, and operating income
(loss) by operating segment for the year ended December 31, 2000, 1999 and 1998 (in thousands):

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
REVENUE:
Transaction Management
  Leases                                                   $  510,287   $  426,108   $  352,811
  Sales..................................................     378,486      383,726      330,206
  Other consulting and referral fees (1).................      61,479       71,095       79,934
                                                           ----------   ----------   ----------
  Total revenue..........................................     950,252      880,929      762,951
Financial Services
  Appraisal fees.........................................      72,861       69,007       48,090
  Loan origination and servicing fees....................      58,188       45,938       39,402
  Investment management fees.............................      40,433       27,323       32,591
  Other (1)..............................................      42,622       35,059       25,167
                                                           ----------   ----------   ----------
  Total revenue..........................................     214,104      177,327      145,250
Management Services
  Property management fees...............................      83,251       79,994       67,300
  Facilities management fees.............................      23,069       25,597       17,219
  Other (1)..............................................      52,928       49,192       41,783
                                                           ----------   ----------   ----------
  Total revenue..........................................     159,248      154,783      126,302
Consolidated revenues....................................  $1,323,604   $1,213,039   $1,034,503
                                                           ==========   ==========   ==========
OPERATING INCOME (LOSS)
  Transaction Management.................................  $   83,305   $   68,382   $   81,232
  Financial Services.....................................      17,712        7,113        6,849
  Management Services....................................       6,268        1,404        6,980
  Merger-related and other nonrecurring charges..........          --           --      (16,585)
                                                           ----------   ----------   ----------
                                                              107,285       76,899       78,476
INTEREST INCOME..........................................       2,554        1,930        3,054
INTEREST EXPENSE.........................................      41,700       39,368       31,047
                                                           ----------   ----------   ----------
INCOME BEFORE PROVISION FOR INCOME TAXES.................  $   68,139   $   39,461   $   50,483
                                                           ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
  Transaction Management.................................  $   21,342   $   20,676   $   13,722
  Financial Services.....................................      12,001       10,719       11,025
  Management Services....................................       9,856        9,075        7,438
                                                           ----------   ----------   ----------
                                                           $   43,199   $   40,470   $   32,185
                                                           ==========   ==========   ==========

                        CB RICHARD ELLIS SERVICES, INC.

11. INDUSTRY SEGMENTS (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
CAPITAL EXPENDITURES
  Transaction Management.................................  $   15,435   $   15,830   $   12,669
  Financial Services.....................................       6,674       11,030       10,179
  Management Services....................................       4,812        8,270        6,867
                                                           ----------   ----------   ----------
                                                           $   26,921   $   35,130   $   29,715
                                                           ==========   ==========   ==========
EQUITY INTEREST IN EARNINGS OF UNCONSOLIDATED
  SUBSIDIARIES
  Transaction Management.................................  $    3,930   $    2,542   $      315
  Financial Services.....................................       1,162        4,030          706
  Management Services....................................       2,020          956        2,422
                                                           ----------   ----------   ----------
                                                           $    7,112   $    7,528   $    3,443
                                                           ==========   ==========   ==========

------------------------

(1) Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances and/or nonrecurring nature within each segment. Certain revenue types disclosed on the consolidated statements of operations may not be derived directly from amounts shown in this table.

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Identifiable assets
  Transaction Management................................  $477,268   $444,422
  Financial Service1s...................................   261,682    246,151
  Management Services...................................   159,835    171,118
  Corporate.............................................    64,320     67,792
                                                          --------   --------
                                                          $963,105   $929,483
                                                          ========   ========

    Identifiable assets by industry segment are those assets used in the Company operations in each segment. Corporate identified assets are principally made up of cash and cash equivalents and deferred taxes.

                                                              DECEMBER 31
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Investment in and advances to unconsolidated
  subsidiaries
  Transaction Management................................  $ 14,208   $ 11,352
  Financial Services....................................    15,199     18,587
  Management Services...................................    11,918      8,575
                                                          --------   --------
                                                          $ 41,325   $ 38,514
                                                          ========   ========

                        CB RICHARD ELLIS SERVICES, INC.

11. INDUSTRY SEGMENTS (CONTINUED)
GEOGRAPHIC INFORMATION:

                                                  YEAR ENDED DECEMBER 31
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Revenue
  Americas
    United States........................  $1,027,359   $  940,341   $  884,304
    Canada, South and Central America....      46,721       42,112       16,473
                                           ----------   ----------   ----------
                                            1,074,080      982,453      900,777

  Asia Pacific...........................      84,985       79,420       46,528
  Europe, Middle East and Africa.........     164,539      151,166       87,198
                                           ----------   ----------   ----------
                                           $1,323,604   $1,213,039   $1,034,503
                                           ==========   ==========   ==========

                                                                DECEMBER 31
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
Long-lived assets
  United States...........................................  $55,100    $51,064
  All other countries.....................................   20,892     19,085
                                                            -------    -------
                                                            $75,992    $70,149
                                                            =======    =======

    Long-lived assets include property, plant and equipment.

12. SUBSEQUENT EVENT

    On February 24, 2001, the Company announced that it had entered into a merger agreement providing for the acquisition of the Company by Blum CB Corporation (Blum CB) for $16.00 per share in cash. Blum CB is an affiliate of Blum Capital Partners, Freeman Spogli & Co. and certain directors and executive officers of the Company. The transaction is valued at approximately
$750.0 million, including the assumption and refinancing of debt.

    The agreement provides that the Company employees will have the option to roll over their existing shares in the Company's deferred compensation plan and a portion of the Company shares held in their 401(k) accounts. Employees will also be provided the opportunity to make a direct equity investment in the surviving company.

    The acquisition, which is expected to close late in the second quarter, remains subject to certain conditions, including the receipt of Blum CB's debt financing, the approval of the merger by the holders of two-thirds of the outstanding shares of the Company not owned by the buying group, the expiration or termination of waiting periods under applicable antitrust laws and a successful tender offer for at least 51% of the Company's outstanding 8 7/8% Senior Subordinated Notes. The Company will pay a termination fee of $7.5 million and reimburse up to $3.0 million of the buying group's expenses if the Company wishes to accept a superior acquisition proposal. No workforce reductions are contemplated in connection with the acquisition.

                        CB RICHARD ELLIS SERVICES, INC.

            QUARTERLY RESULTS OF OPERATIONS AND OTHER FINANCIAL DATA

                                  (UNAUDITED)

    The following table sets forth the Company's unaudited quarterly results of operations. The unaudited quarterly information should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                 2000                                                1999
                           -------------------------------------------------   -------------------------------------------------
                            DEC. 31      SEPT. 30     JUNE 30      MARCH 31     DEC. 31      SEPT. 30     JUNE 30      MARCH 31
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
RESULTS OF OPERATION:

Revenue..................  $  418,280   $  326,521   $  317,884   $  260,919   $  395,653   $  307,018   $  277,167   $  233,201
Operating income.........  $   50,617   $   24,884   $   22,545   $    9,239   $   35,197   $   20,046   $   16,580   $    5,076
Interest expense, net....  $    9,018   $   10,039   $   10,893   $    9,196   $    9,629   $    9,503   $    9,667   $    8,639
Net income (loss)........  $   20,914   $    6,977   $    5,477   $       20   $   17,031   $    4,648   $    3,356   $   (1,753)
Basic EPS(1).............  $     0.99   $     0.34   $     0.26   $       --   $     0.81   $     0.22   $     0.16   $    (0.08)
Weighted average shares
  outstanding for basic
  EPS(1).................  21,217,685   20,086,651   20,879,218   20,819,268   20,928,615   21,098,757   21,032,324   20,640,438
Diluted EPS(1)...........  $     0.97   $     0.33   $     0.26   $       --   $     0.81   $     0.22   $     0.16   $    (0.08)
Weighted average shares
  outstanding for diluted
  EPS(1).................  21,554,942   20,881,092   20,906,117   20,851,184   20,964,066   21,162,334   21,125,074   20,640,438

OTHER FINANCIAL DATA:

EBITDA...................  $   61,682   $   35,718   $   33,276   $   19,808   $   45,704   $   30,047   $   26,548   $   15,070
Net cash provided by
  (used in) operating
  activities.............  $   86,601   $   48,528   $   16,505   $  (67,522)  $   71,174   $   47,062   $   10,122   $  (54,347)
Net cash (used in)
  provided by investing
  activities.............  $   (7,350)  $  (16,255)  $  (18,431)  $    6,314   $   (5,417)  $   (6,863)  $  (16,327)  $    1,840
Net cash (used in)
  provided by financing
  activities.............  $  (80,037)  $  (28,824)  $   (3,456)  $   58,794   $  (62,330)  $  (27,820)  $    2,389   $   50,040

BALANCE SHEET DATA:

Cash and cash
  equivalents............  $   20,854   $   20,724   $   19,195   $   24,791   $   27,844   $   25,122   $   12,553   $   17,425
Total assets.............  $  963,105   $  930,029   $  904,925   $  897,756   $  929,483   $  871,159   $  841,311   $  824,757
Total long-term debt.....  $  303,571   $  390,624   $  418,231   $  416,531   $  357,872   $  413,227   $  435,419   $  431,135
Total liabilities........  $  724,018   $  717,618   $  693,416   $  687,765   $  715,874   $  670,685   $  648,801   $  634,707
Total stockholders
  equity.................  $  235,339   $  209,569   $  208,276   $  206,711   $  209,737   $  196,324   $  187,819   $  185,259
Number of shares
  outstanding............  20,605,023   20,246,122   20,270,560   20,408,692   20,435,692   20,686,995   20,794,165   20,640,865

RATIOS:

Debt/equity..............        1.33         1.88         2.03         2.04         1.74         2.13         2.35         2.37
EBITDA/net interest
  expense................        6.84         3.56         3.05         2.15         4.75         3.16         2.75         1.74
EBITDA as a percentage of
  revenue................        14.7%        10.9%        10.5%         7.6%        11.6%         9.8%         9.6%         6.5%
Net income as a
  percentage of
  revenue................         5.0%         2.1%         1.7%          --          4.3%         1.5%         1.2%        (0.8)%
International revenue as
  a percentage of
  consolidated revenue...        21.6%        21.8%        22.7%        23.9%        22.5%        22.5%        22.3%        22.6%

----------------------------------

(1) EPS is defined as earnings (loss) per share

                        CB RICHARD ELLIS SERVICES, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                                          ABOVE
                                                          MARKET    ALLOWANCE
                                                          LEASE      FOR BAD     LEGAL      OTHER
                                                         RESERVE      DEBTS     RESERVE    RESERVES
                                                         --------   ---------   --------   --------
Balance, December 31, 1997.............................  $    --     $ 8,980    $ 9,807    $ 9,108
  CB Canada balances at the date of acquisition........       --         606         --         --
  REI balances at the date of acquisition..............       --       2,211         --        256
  Hillier Parker balances at the date of acquisition...   13,360         895         72        421
  Charges to expense...................................       --       2,978      1,843        364
  Write-offs, payments and other.......................      (54)     (2,322)    (1,623)    (6,004)
                                                         -------     -------    -------    -------
Balance, December 31, 1998.............................   13,306      13,348     10,099      4,145
  Charges to expense...................................       --       2,560      2,164         26
  Write-offs, payments and other.......................     (384)       (348)    (4,000)    (2,526)
                                                         -------     -------    -------    -------
Balance, December 31, 1999.............................   12,922      15,560      8,263      1,645
  Charges to expense...................................       --       3,061      2,015         49
  Write-offs, payments and other.......................   (1,568)     (5,990)    (5,139)      (291)
                                                         -------     -------    -------    -------
Balance, December 31, 2000.............................  $11,354     $12,631    $ 5,139    $ 1,403
                                                         =======     =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    THE FOLLOWING IS A DESCRIPTION OF THE POSITIONS WITH THE COMPANY PRESENTLY HELD BY AND THE BUSINESS EXPERIENCE FOR THE PAST FIVE YEARS FOR EACH DIRECTOR AND EXECUTIVE OFFICER OF THE COMPANY.

    STANTON D. ANDERSON, AGE 60. Mr. Anderson has been a Director of the Company since 1989. From 1995 to 1997, he served as counsel to the law firm of McDermott, Will & Emery and became partner of the firm and head of the Legislative Practice department in 1998. Prior to 1995, Mr. Anderson was founding partner in the law firm of Anderson, Hibey & Blair. He is also a founder of Global USA, Inc., an international consulting company, where he serves as Chairman. He served as Deputy Director of the Republican Convention in 1980, 1984 and 1988, as counsel to the Regan-Bush Campaign in 1980 and as a Director of the 1980 Presidential Transition. Mr. Anderson serves on the Board of Directors of International Management & Development Group, Ltd., and Center for International Private Enterprise. He is a member of the Board of Advisors of Westmont College. Mr. Anderson holds a B.A. degree from Westmont College and a J.D. degree from Willamette University School of Law.

    GARY J. BEBAN, AGE 54. Mr. Beban has been President, Corporate Services since 1997 and a Director since 1989. Mr. Beban has been Senior Executive Managing Director, Global Corporate Advisory Group since 1998. He joined the Company's Los Angeles office in 1970 as an industrial and investment properties specialist and thereafter served in several management positions in Chicago.
Mr. Beban was President, Brokerage Services from 1989 to 1997. He is a member of the Industrial Development Research Council and the National Realty Committee. Mr. Beban serves on the Board of Directors of The First American Financial Corporation and its wholly owned subsidiary, First American Title
Insurance, Inc. Mr. Beban holds a B.A. degree from the University of California, Los Angeles.

    RICHARD C. BLUM, AGE 65. Mr. Blum has been a Director of the Company since 1993. He is the Chairman and President of Blum Capital Partners, a merchant banking firm he founded in 1975. Mr. Blum is a member of the Board of Directors of Northwest Airlines Corporation; Glenborough Realty; URS Corporation and Playtex Products, Inc. Mr. Blum also serves as Vice Chairman of URS Corporation. Mr. Blum holds a B.A. degree from the University of California, Berkeley, a graduate degree from the University of Vienna and an M.B.A. degree from the University of California, Berkeley.

    JAMES J. DIDION, AGE 61. Mr. Didion has been Chairman of the Company since January 1989 and a Director since the Company's incorporation. From 1989 to May of 1999, he served as Chief Executive Officer. Prior to 1989 he served as President of the Company following a career of almost 24 years in sales and management positions in the commercial brokerage operations of CB Richard
Ellis, Inc. (CBRE). Mr. Didion is a member and current trustee of the Urban Land Institute. He is also a member of the National Realty Committee and was Chairman of the National Realty Committee from 1993 through June 1996. Mr. Didion holds an B.A. degree from the University of California, Berkeley and serves on the University's Advisory Board for the Haas School of Business.

    BRADFORD M. FREEMAN, AGE 59. Mr. Freeman has been a Director of the Company since August 1997. Mr. Freeman was a Director of Koll Real Estate Services and Koll Management Services, Inc. from November 1994 to August 1997. Mr. Freeman is a founding partner of Freeman Spogli & Co. Incorporated, a private investment company, and its affiliated investment partnerships or companies, founded in 1983. Mr. Freeman is also a member of the Board of Directors of RDO

Equipment Company, an agricultural and industrial equipment distributor.
Mr. Freeman holds a B.A. degree from Stanford University and an M.B.A. degree from Harvard University.

    DONALD M. KOLL, AGE 67. Mr. Koll has been a Director of the Company since August 1997. Mr. Koll was a Director of Koll Real Estate Services from
November 1994 to August 1997 and Chairman from August 1996 to August 1997. He also served as Chairman and as a Director of Koll Management Services, Inc. from June 1988 to August 1997, and served as the Chief Executive Officer of Koll Management Services, Inc. from June 1988 to May 1991. Mr. Koll founded The Koll Company in 1962 and has served as Chairman and Chief Executive Officer of The Koll Company since that time. Since June 1992, Mr. Koll has been a Director and has served as an executive officer of Koll Real Estate Group, Inc., a real estate services company, which filed for Chapter 11 bankruptcy protection on July 14, 1997 with a reorganization plan pre-approved by its bondholders.
Mr. Koll is also a Director of The Irvine Company and Fidelity National Financial, Inc., a title company. He holds a B.A. degree from Stanford University.

    PAUL C. LEACH, AGE 55. Mr. Leach has been a Director of the Company since August 1996. Since its founding in 1991, Mr. Leach has served as President of Paul Leach & Company, a private investment-banking firm in San Francisco that specializes in international and domestic acquisitions and investments. He was Managing Director of The Lone Cypress Company, the then owner of Pebble Beach Company, from 1992 to 1999. Since 1999, he has been a director of the Lone Cypress Company, LLC, the current owner of Pebble Beach Company. From 1988 through 1991, Mr. Leach was a senior manager and partner in the international merger and acquisition group at Deloitte & Touche. Prior to 1988, he held several positions in San Francisco, including serving as a partner with both Osterweis Capital Management and Centennial Petroleum Company and manager of corporate development for Natomas Company. From 1975 through 1977, Mr. Leach served as associate director of the Domestic Council Staff at the White House during the Ford Administration. Mr. Leach holds an A.B. degree from Dartmouth College and M.B.A. and J.D. degrees from Stanford Graduate School of Business and Stanford Law School, respectively.

    DAVID R. LIND, AGE 51. Mr. Lind is a Senior Vice President of the Company and has been a real estate salesperson with the Company since November 1977. Mr. Lind participated in the PGA Tour from 1975 to 1977. Mr. Lind holds a B.A. degree from Duke University.

    FREDERIC V. MALEK, AGE 64. Mr. Malek has been a Director of the Company since 1989 and served as Co-Chairman from April 1989 to November 1996. He has served as Chairman of Thayer Capital Partners, a merchant banking firm he founded, since 1993. He was President of Marriott Hotels and Resorts from 1981 through 1988 and was Executive Vice President of Marriott Corp. from 1978 through 1988. He was Senior Advisor to the Carlyle Group, L.P., a merchant banking firm, from November 1988 through December 1991. From September 1989 through June 1990, he was President of Northwest Airlines and from June 1990 through December 1991, he served as Vice Chairman of Northwest Airlines. From December 1991 through November 1992, Mr. Malek served as Campaign Manager for the 1992 Bush/Quayle presidential campaign. He also serves on the Board of directors of American Management Systems, Inc.; Automatic Data Processing Corp.; FPL Group, Inc.; Manor Care, Inc.; Northwest Airlines Corporation; Paine Webber Funds; Sega Systems, Inc., Global Vacation Group, and Aegis
Communications Co., Inc. Mr. Malek holds a B.S. degree from the United States Military Academy at West Point and an M.B.A. degree from the Harvard University Graduate School of Business.

    RAY ELIZABETH UTTENHOVE, AGE 52. Ms. Uttenhove has been a Director of the Company since August 1997 and Senior Vice President of the Company since September 1997. Ms. Uttenhove also served as First Vice President of Retail Tenant Services for the Company from August 1995 to September 1997.
Ms. Uttenhove joined the Company in March 1981. She has been named to the Company's Colbert Coldwell Circle (representing the top three percent of the Company's sales force) for 1995 and 1996. In 1995 she was awarded the William H. McCarthy Award, the highest honor awarded producing professionals within the Company. Ms. Uttenhove holds a B.A. degree from Mary Baldwin College and M.A. and M. Ed. Degrees from Georgia State University.

    W. BRETT WHITE, AGE 41. Mr. White has been Chairman, The Americas since May of 1999 and was President, Brokerage Services from August 1997 to May 2000. Previously, he was Executive Vice President of CBRE from March 1994 to
July 1997, and Managing Officer of the CBRE Newport Beach, California office from 1992 to March 1994. Mr. White attended the University of California, Santa Barbara from 1979-1984.

    GARY L. WILSON, AGE 61. Mr. Wilson has been a Director of the Company since 1989. Since April 1997, Mr. Wilson has been Chairman of Northwest Airlines Corporation, for which he served as Co-Chairman from January 1991 to April 1997. From 1985 until January 1990, Mr. Wilson was an Executive Vice President, Chief Financial Officer and Director for The Walt Disney Company and remains a Director of The Walt Disney Company. Mr. Wilson also serves on the Board of directors of On Command Corporation and Veritas Holdings GmbH. From 1974 until 1985, he was Executive Vice President and Chief Financial Officer of Marriott Corporation. Mr. Wilson holds a B.A. degree from Duke University and an M.B.A. degree from the Wharton Graduate School of Business and Commerce at the University of Pennsylvania.

    RAYMOND E. WIRTA, AGE 57. Mr. Wirta has been Chief Executive Officer of the Company since May 1999 and a Director since August 1997. He served as Chief Operating Officer from May 1998 to May 1999. Mr. Wirta was Chief Executive Officer and a Director of Koll Real Estate Services from November 1994 to
August 1997. Prior to that, Mr. Wirta held various management positions with Koll Management Services, Inc. since 1981. Mr. Wirta was a member of the Board of Directors and served as Chief Executive Officer from June 1992 to November 1996 to Koll Real Estate Group, Inc., which filed for Chapter 11 Bankruptcy protection on July 14, 1997 with a reorganization plan pre-approved by its bondholders. Mr. Wirta holds a B.A. degree from California State University, Long Beach and an M.B.A. degree in International Management from Golden Gate University.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS:

    WALTER V. STAFFORD, AGE 60. Mr. Stafford has been Senior Executive Vice President and General Counsel of the Company since July 1995 and Secretary since May 1998. From November of 1988 to June of 1995 and from January of 1973 to March of 1982, he was a Partner in the law firm of Pillsbury Madison & Sutro. From March of 1982 to November 1988, he was Executive Vice President, General Counsel and a Director of Diasonics, Inc. Mr. Stafford holds a B.A. degree from the University of California at Berkeley and a J.D. degree from Boalt Hall, University of California at Berkeley.

    JAMES LEONETTI, AGE 41. Mr. Leonetti joined CB Richard Ellis as Chief Financial Officer in September 2000. He is a senior financial executive and CPA with over 19 years of diverse experience in the areas of finance, real estate development, banking, mortgage banking and credit administration. Mr. Leonetti spent five years as an Assistant Controller with FarWest Financial and eight years as a Senior Vice President and Controller at California Federal Bank. In 1987, when CalFed was sold to First Nationwide, Mr. Leonetti became Chief Financial Officer of Long Beach Mortgage Company, where he remained until mid-2000 after the sale of the company to Washington Mutual. Mr. Leonetti holds a B.S. degree in business administration from the University of Southern California.

DIRECTOR FILINGS PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934:

    No directors or executive officers of the Company failed to file any report required by Section 16(a) of the Securities Exchange Act of 1934, except that the Form 5 for Paul Leach for 2000 was filed one day late due to his absence from the country and a Form 4 for Gary Beban which should have been filed in 1998 with respect to the sale of 12,500 shares which was not filed until 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth information concerning the compensation of the Company's Chief Executive Officer and the Company's four other executive officers for the three years ended December 31, 2000.

                                               ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                               ---------------------------------------------------   -----------------------
                                                                                                  SECURITIES
                                                                                     RESTRICTED   UNDERLYING
NAME AND                                                           OTHER ANNUAL        STOCK        STOCK         ALL OTHER
PRINCIPAL POSITION               YEAR      SALARY    BONUS(1)   COMPENSATION(2)(3)   AWARDS(3)     OPTIONS     COMPENSATION(4)
-----------------------------  --------   --------   --------   ------------------   ----------   ----------   ---------------
Raymond E. Wirta.............    2000     $500,000   $972,000         $20,251          30,000       35,000            --
Chief Executive Officer          1999      412,523    300,000          12,000              --           --            --
                                 1998      384,387    395,920          12,000              --       80,000(5)         --

James J. Didion..............    2000      506,308         --          12,000              --           --            --
Chairman of the Board            1999      496,795         --         131,718              --           --           860
                                 1998      500,000    657,218         131,718              --           --            --

W. Brett White...............    2000      375,000    714,601          49,692          20,000       20,000            --
Chief Operating Officer          1999      331,846    225,000          45,342              --       52,000           860
                                 1998      281,250    318,908          45,342          25,000       48,000            --

James H. Leonetti............    2000       72,115     82,500              --              --       25,000            --
Senior Executive Vice
  President                      1999           --         --              --              --           --            --
and Chief Financial Officer      1998           --         --              --              --           --            --

Walter V. Stafford...........    2000      300,000    244,375          58,406              --       10,000            --
Senior Executive Vice
  President                      1999      298,077    120,000          58,406              --       20,000           860
Secretary and General Counsel    1998      300,000    257,550          58,001              --           --            --

------------------------------

(1) Bonus for each year is paid pursuant to the Annual Management Bonus Plan in the first quarter of the following year, i.e.; the bonus shown for 2000 was paid in March of 2001.

(2) With respect to Other Annual Compensation paid in 1998, 1999 and 2000, the amounts listed for everyone except Mr. Leonetti include a $12,000 automobile allowance. For Messrs. Wirta, Didion, Stafford and White, such amounts also include interest accrued and forgiven under the promissory notes delivered by them pursuant to the Company's 1996 Equity Incentive Plan (the "EIP").

(3) Pursuant to the Company's 1996 EIP, Messrs. Didion and Stafford purchased respectively in 1996 175,027 and 48,640 shares of Common Stock for a purchase price of $10 per share (the appraised value of the Common Stock at the time of such purchase), which were paid by delivery of full recourse promissory notes. Pursuant to the 1996 EIP, Mr. White purchased 25,000 shares of Common Stock in 1998 for a purchase price of $38.50 and 20,000 shares of Common Stock in 2000 for a purchase price of $12.875. Pursuant to the 1996 EIP, Mr. Wirta purchased 30,000 shares of Common Stock in 2000 at a purchase price of $12.875. All of these purchases were paid for by the delivery of full recourse promissory notes. The Didion and Stafford notes bear interest at a rate of 6.84% per annum, the White notes bear interest at 5.94% and 7.4%, respectively, and Mr. Wirta's note bears interest at 7.4%. All such interest for any year is forgiven if the executive's performance produces a high enough level of bonus (approximately $7,500 in interest is forgiven for each $10,000 bonus). A First Amendment to Mr. White's 1998 Promissory Note provides that the portion of the then outstanding principal in excess of the fair market value of the shares shall be forgiven in the event that Mr. White is an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's Common Stock is less than $38.50 on November 16, 2002. In the event of any such principal forgiveness, the Company shall pay to Mr. White an amount equal to any federal, state or local income tax liability resulting from such principal forgiveness. The aggregate number and value of such shares held by the individuals named above as of December 31, 2000, net of the purchase price of such shares was as follows: Mr. Didion--175,027 ($809,500); Mr. Stafford--48,640 ($224,965), Mr. White--45,000 (negative
    $561,875) and Mr. Wirta--30,000 ($52,500). The shares vest at the rate of 5 percent per quarter, commencing December 31, 1995 in the case of Messrs. Didion and Stafford, March 31, 1998 and September 30, 2000 in the case of Mr. White and at September 30, 2000 in the case of Mr. Wirta. As a result of bonuses paid in 1999, 2000, and in 2001, all interest on Mr. Stafford's and Mr. White's promissory notes for 1998, 1999 and 2000 was forgiven. As a result of a bonus paid in 1999, all interest on Mr. Didion's promissory note for 1998 was forgiven. As a result of the decision of the Compensation Committee in February of 2000, Mr. Didion's interest for 1999 was also forgiven. Interest on Mr. Didion's promissory note was not forgiven in 2000. As a result of a bonus paid in 2001, all interest on Mr. Wirta's note for 2000 was forgiven.

(4) Consists of each individual's allocable share of profit sharing contributions made by the Company to the Company's Cap Plan (a qualified profit sharing 401(k) plan).

(5) In each of 1997 and 1998, Mr. Wirta received an option to purchase 100,000 shares of Common Stock (total of 200,000 shares), which were amended on December 15, 1998. Pursuant to the amendment, the options were repriced to $20 and the number of shares underlying each option was reduced by 20% from 100,000 to 80,000 shares (total of 160,000 shares).

    As part of the senior management succession planning which began in early 1998, upon election by the Board of Directors at the 1999 Annual Meeting, Ray Wirta succeeded James Didion as the Company's CEO. Mr. Didion will continue as Chairman at the pleasure of the Board. As part of this change, the Company and Mr. Didion have entered into an amended and restated ten-year employment agreement which provides for an annual salary of $500,000 with no incentive compensation or bonus anticipated. Mr. Didion will act as a Senior Adviser to the Company during the term of his employment. For so long as he is employed, the Company will provide Mr. Didion with medical and other benefits generally made available to senior officers and an office, a secretary and clerical help. The amended agreement is terminable by the Company for cause. Cause includes conviction of a felony, fraud and willful and substantial failure to render services. If the agreement is terminated without cause or in the event of his death or total disability, Mr. Didion (or his estate) will continue to be entitled to the salary and will be fully vested in any unvested stock options or stock purchase rights.

    OPTION GRANTS TABLE. The following table sets forth information concerning grants of stock options during the year ended December 31, 2000 to the persons named in the preceding table.

                                                                                       POTENTIAL REALIZABLE
                                                PERCENTAGE                               VALUE AT ASSUMED
                                                 OF TOTAL                              ANNUAL RATES OF STOCK
                                NUMBER OF        OPTIONS                              PRICE APPRECIATION FOR
                               SECURITIES       GRANTED TO   EXERCISE                       OPTION TERM
                            UNDERLYING OPTION   EMPLOYEES    PRICE PER   EXPIRATION   -----------------------
NAME                           GRANTED(1)        IN 2000       SHARE        DATE          5%          10%
----                        -----------------   ----------   ---------   ----------   ----------   ----------
Raymond E. Wirta..........       35,000            7.2%       $12.875      8/31/10     $283,395     $718,200
James H. Leonetti.........       25,000            5.1%        12.875      8/31/10      202,425      513,000
W. Brett White............       20,000            4.1%        12.875      8/31/10      161,940      410,400
Walter V. Stafford........       10,000            2.1%        12.875      8/31/10       80,970      205,200

------------------------

(1) The options vest 20% per year beginning August 7, 2001.

    AGGREGATED OPTIONS TABLE. The following table sets forth information concerning unexercised options held as of December 31, 2000 by the persons named in the table under "Summary Compensation Table". As of February 28, 2001, no options had been exercised by any of such persons.

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                          OPTIONS AT DECEMBER 31,       IN-THE-MONEY OPTIONS AT
                                                                   2000                    DECEMBER 31, 2000
                        SHARES ACQUIRED      VALUE      ---------------------------   ---------------------------
NAME                      ON EXERCISE     REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                    ---------------   -----------   -----------   -------------   -----------   -------------
James J. Didion.......           --              --       200,000             --             --             --
Raymond E. Wirta......           --              --        32,000        163,000             --        $61,250
W. Brett White........           --              --        29,600         90,400         $3,900         50,600
James H. Leonetti.....           --              --            --         25,000             --         43,750
Walter V. Stafford....           --              --         4,000         26,000          1,500         23,500

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding beneficial ownership of the shares of CB Richard Ellis Services common stock as of February 28, 2001 by each of CB Richard Ellis Services' directors and executive officers, CB Richard Ellis Services' directors and executive officers as a group, and all other stockholders known by CB Richard Ellis Services to beneficially own more than five percent of CB Richard Ellis Services common stock. Except as otherwise indicated, each person listed in the table possesses sole voting power and dispositive power over the shares indicated as beneficially owned by such person.

                                                              NUMBER OF
BENEFICIAL OWNER                                               SHARES     PERCENT
----------------                                              ---------   --------
Capital Group International, Inc. (1).......................  2,195,400    10.43%
  Capital Guardian Trust Company
  11100 Santa Monica Blvd.
  Los Angeles, California 90025
Dimensional Fund Advisors Inc. (2)..........................  1,230,600     5.84%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401
FS Equity Partners III, L.P. (3)(4).........................  3,630,033    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
FS Capital Partners L.P. (3)(4).............................  3,630,033    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
FS Holdings, Inc. (3)(4)....................................  3,630,033    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
FS Equity Partners International, L.P. (3)(5)...............    137,314         *
  c/o Paget Brown & Company, Ltd.
  West Winds Building, Third Floor
  P.O. Box 1111
  Grand Cayman, Cayman Islands, B.W.I.
FS & Co. International, L.P. (3)(5).........................    137,314         *
  c/o Paget Brown & Company, Ltd.
  West Winds Building, Third Floor
  P.O. Box 1111
  Grand Cayman, Cayman Islands, B.W.I.
FS International Holdings Limited (3)(5)....................    137,314         *
  c/o Paget Brown & Company, Ltd.
  West Winds Building, Third Floor
  P.O. Box 1111
  Grand Cayman, Cayman Islands, B.W.I.
Ronald P. Spogli (3)(6).....................................  3,767,347    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
William M. Wardlaw (3)(6)...................................  3,767,347    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025

                                                              NUMBER OF
BENEFICIAL OWNER                                               SHARES     PERCENT
----------------                                              ---------   --------
J. Frederick Simmons (3)(6).................................  3,767,347    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
John M. Roth (3)(6).........................................  3,767,347    17.90%
  599 Lexington Avenue, 18th Floor
  New York, New York 10022
Charles R. Rullman, Jr. (3)(6)..............................  3,767,347    17.90%
  11100 Santa Monica Boulevard, Suite 1900
  Los Angeles, California 90025
RCBA GP, L.L.C. (3)(7)......................................  6,974,126    33.13%
  909 Montgomery Street, Suite 400
  San Francisco, California 94133
RCBA Strategic Partners, L.P. (3)(7)........................  6,974,126    33.13%
  909 Montgomery Street, Suite 400
  San Francisco, California 94133
CBRE Holding, Inc. (3)(7)...................................  6,974,126    33.13%
  909 Montgomery Street, Suite 400
  San Francisco, California 94133
Stanton D. Anderson (8).....................................     10,997         *
Gary J. Beban (8)...........................................    169,246         *
Richard C. Blum (3)(7)(8)(9)................................  8,067,317    38.32%
James J. Didion (8)(10)(11).................................    504,864     2.40%
Bradford M. Freeman (3)(6)..................................  3,767,347    17.90%
Donald M. Koll (3)(8)(12)...................................  1,133,019     5.38%
Paul C. Leach (8)...........................................      9,943         *
James H. Leonetti...........................................                    *
David R. Lind (8)...........................................     14,594         *
Frederic V. Malek (3)(8)(13)................................    409,983     1.95%
Walter V. Stafford (8)......................................     68,398         *
Ray E. Uttenhove (8)(11)(14)................................      8,328         *
Brett White (3)(8)..........................................     88,175         *
Gary L. Wilson (8)..........................................     15,407         *
Raymond E. Wirta (3)(8)(15).................................    644,526     3.06%
All directors and executive officers as a group (15 persons)  9,690,984    46.04%
  (16)......................................................

------------------------

*   Less than 1%.

(1) Based upon an Amendment No. 3 to Schedule 13G dated December 29, 2000. Capital Group International, Inc. is the parent holding company of a group of investment management companies that hold investment and/or voting power over the shares indicated, and Capital Group International, Inc. may be deemed to beneficially own such shares, with sole voting power over 1,662,800 such shares and sole dispositive power over 2,195,400 of such shares. Capital Guardian Trust Company is a wholly owned subsidiary of Capital Group International, Inc. and a bank within the meaning of
    Section 3(a)(6) of the Securities Exchange Act of 1934 and is deemed to be the beneficial owner of the shares indicated, with sole voting power over 1,662,800 of such shares and sole dispositive power over 2,195,400 of such shares, as a result of serving as an investment manager for various institutional accounts.

(2) Based upon a Schedule 13G dated December 31, 2000. Dimensional Fund Advisors Inc. is an investment advisor registered under the Investment Advisers Act of 1940, serving as investment manager for certain investment companies, trusts and accounts which own the indicated shares, and Dimensional Fund Advisors Inc. has sole voting and sole dispositive power over all of such shares. Dimensional Fund
    Advisors Inc. disclaims beneficial ownership of all of such shares.

(3) A party to, or an affiliate of a party to, the Contribution and Voting Agreement dated February 23, 2001, described below. Under Section 13(d) of the Securities Exchange Act of 1934, such parties and affiliates may be deemed to constitute a "group" which beneficially owns up to 8,944,641 shares of Common Stock of the Company, representing approximately 39.63% of the shares of Common Stock outstanding.

(4) Based upon an Amendment No. 2 to Schedule 13D dated December 4, 2000. Each of FS Equity Partners III, L.P., FS Capital Partners, L.P. and FS Holdings, Inc. is deemed to beneficially own the indicated shares, 351,585 of which shares are shares underlying warrants. Such entities have shared voting power and shared dispositive power over all of the shares beneficially owned by them. FS Holdings, Inc. is the general partner of FS Capital Partners L.P., which is the general partner of FS Equity Partners III, L.P.

(5) Based upon an Amendment No. 2 to Schedule 13D dated December 4, 2000. Each of FS Equity Partners International, L.P., FS & Co. International, L.P. and FS International Holdings Limited is deemed to beneficially own the indicated shares, 13,299 of which shares are shares underlying warrants. Such entities have shared voting power and shared dispositive power over all of the shares beneficially owned by them.

(6) Based upon an Amendment No. 2 to Schedule 13D dated December 4, 2000. Consists of shares beneficially owned by FS Holdings, Inc. and FS International Holdings Limited and includes 364,884 shares underlying warrants. Messrs. Freeman, Spogli, Wardlaw, Simmons, Roth and Rullman are directors, executive officers and shareholders of and therefore may be deemed to beneficially own the securities beneficially owned by such entities. Such individuals have shared voting power and shared dispositive power over all of the shares beneficially owned by such entities. Such individuals disclaim beneficial ownership of all of such shares beneficially owned by such entities, except to the extent of such individuals' pecuniary interest therein. Mr. Freeman is a director of the Company.

(7) Includes the following shares for which CBRE Holding, Inc. has been granted voting proxy from the following entities and individuals pursuant to a Contribution and Voting Agreement dated February 23, 2001, described below:
    (i) 2,345,900 from RCBA Strategic Partners, L.P.; (ii) 3,402,463 from FS Equity Partners III, L.P. and FS Equity Partners International, L.P.;
    (iii) 734,290 from The Koll Holding Company; (iv) 397,873 from Frederic V. Malek; (v) 58,600 from Brett White and (vi) 35,000 from Raymond E. Wirta. RCBA GP, L.L.C. is the general partner of RCBA Strategic Partners, L.P., which wholly owns CBRE Holding, Inc. Company director Richard C. Blum is a managing member of RCBA GP, L.L.C. RCBA GP, L.L.C., RCBA Strategic Partners, L.P. and CBRE Holding, Inc. each have shared voting power and shared dispositive power over the all of the shares indicated as being beneficially owned by them.

(8) Represents number of shares of Common Stock which the named individual beneficially owns as well as those which the individual has options to acquire that are exercisable on or before May 31, 2001. The respective numbers shown in the table include the following number of option shares for the following individuals: Anderson--10,997; Beban--19,200; Blum--15,205; Didion--200,000; Koll--5,538; Leach--9,943; Lind--2,143; Malek--12,110;
    Stafford--4,000; Uttenhove--4,773; White--29,600; Wilson--12,692 and
    Wirta--32,000.

(9) Based on an Amendment No. 4 to Schedule 13D dated February 27, 2001 and an Amendment No. 2 to Schedule 13D dated November 13, 2000. Includes:
    (i) 15,205 shares underlying options owned by Mr. Blum; (ii) 1,077,986 shares beneficially owned by Richard C. Blum &

    Associates, Inc. as general partner of BLUM Capital Partners, L.P., which either directly owns such shares or has voting and investment power over them as general partner to certain limited partnerships that own them or investment advisor to certain client accounts that own them;
    (iii) 2,345,900 shares beneficially owned by RCBA GP, L.L.C.;
    (iv) 3,402,463 shares beneficially owned by Freeman Spogli affiliates;
    (v) 58,600 shares beneficially owned by Brett White; (vi) 35,000 shares beneficially owned by Ray Wirta; (vii) 734,290 shares beneficially owned by Koll Company affiliates and (viii) 397,873 shares beneficially owned by Frederic Malek. Mr. Blum is a principal shareholder of Richard C. Blum & Associates, Inc. and a managing member of RCBA GP, L.L.C. BLUM Capital Partners, L.P. is a registered investment advisor under the Investment Advisers Act of 1940. Mr. Blum has sole voting power and sole dispositive power over 15,205 of the indicated shares and shared voting power and shared dispositive power over 8,052,112 of the indicated shares. Mr. Blum disclaims beneficial ownership of all of the indicated shares, except to the extent of any pecuniary interest.

(10) Includes 7,000 shares held in trust for the benefit of three members of Mr. Didion's immediate family.

(11) Excludes shares to which the named individual would not be entitled pursuant to the CB Richard Ellis Services Deferred Compensation Plan.

(12) Based upon an Amendment No. 1 to Schedule 13D dated December 4, 2000.
    Includes: (i) 319,983 shares underlying options and warrants owned directly by Mr. Koll; (ii) 734,290 shares owned by The Koll Holding Company; and
    (iii) 78,746 shares underlying warrants owned by The Koll Holding Company. Mr. Koll is the sole trustee of the Donald M. Koll Separate Property Trust, which wholly owns The Koll Company, which wholly owns The Koll Holding Company. Raymond E. Wirta, the Company's Chief Executive Officer and a Company director, holds an option granted by The Koll Holding Company to acquire 521,590 of the shares and 55,936 of the warrants owned by The Koll Holding Company, which shares are included in the number indicated for The Koll Holding Company. Mr. Koll has sole voting power and sole dispositive power over 319,983 of the indicated shares and shared voting power and shared dispositive power over 813,033 of the indicated shares.

(13) Includes 12,110 shares underlying options and 98,000 shares owned by a trust for which Mr. Malek is the trustee. Mr. Malek has sole voting power and sole dispositive power over 12,110 of the indicated shares and shared voting power and sole dispositive power over 392,873 of the indicated shares.

(14) Includes 103 shares for which Ms. Uttenhove shares investment and voting power with her husband.

(15) Includes: (i) 32,000 shares underlying options to purchase shares from the Company; (ii) 521,590 shares owned by the Koll Holding Company that
    Mr. Wirta has the right to acquire under an option granted by The Koll Holding Company to Mr. Wirta and (iii) 55,936 shares owned by the Koll Holding Company which Mr. Wirta has the right to acquire under a warrant granted by the Koll Holding Company to Mr. Wirta. Mr. Wirta has shared voting power and sole dispositive power over 35,000 of the indicated shares and sole voting power and sole dispositive power over 612,526 of the indicated shares.

(16) Includes 1,563,358 shares underlying options or warrants, including
    Mr. Wirta's options and warrant to acquire an aggregate of 577,526 shares held by The Koll Holding Company (counting such shares only once in such total).

    On February 23, 2001, the Company entered into an Agreement and Plan of Merger among the Company, CBRE Holding, Inc. (f/k/a BLUM CB Holding Corp.), a Delaware corporation ("Holding"), BLUM CB Corp., a Delaware corporation and a wholly-owned subsidiary of Holding (the "Merger

Agreement"), pursuant to which, subject to the approval and adoption of the Merger Agreement by the stockholders of the Company in accordance with Delaware law, and to other conditions set forth in the Merger Agreement, BLUM CB Corp. will be merged into the Company with the Company as the surviving corporation and a wholly-owned subsidiary of Holding (the "Merger"). Immediately following the Merger, the majority of the common stock of Holding would be owned by certain current stockholders, officers and directors of the Company or their affiliates, causing a change of control of the Company. Such current stockholders, officers and directors and/or their affiliates are parties to a Contribution and Voting Agreement, dated February 23, 2001, among Holding, BLUM CB Corp., RCBA Strategic Partners, L.P., FS Equity Partners III, L.P., FS Equity Partners International, L.P., The Koll Holding Company, Frederic V. Malek, Raymond E. Wirta and Brett White (the "Contribution and Voting Agreement"). Pursuant to the Contribution and Voting Agreement, such parties have agreed, among other things, to vote all of the shares of Common Stock of the Company owned by them, and any shares as to which they control the voting, in favor of the Merger Agreement, the Merger and certain related transactions, at any meeting of stockholders of the Company called to consider such matters.

    As a result of the Contribution and Voting Agreement and other agreements entered into prior thereto, the parties to the Contribution and Voting Agreement and certain of their affiliates may be deemed to constitute a "group" within the meaning of Section 13(d) of the Securities Exchange Act of 1934. Such group may be deemed to beneficially own all of the shares of Common Stock of the Company beneficially owned by any of the members of such group. As of February 28, 2001, based on Schedules 13D and amendments thereto filed with the Securities and Exchange Commission, the members of such group, collectively, beneficially owned up to 8,944,641 shares of Common Stock of the Company (including options and warrants), representing approximately 39.63% of the shares of Common Stock outstanding. The members of such group that individually beneficially own 5% or more of the Common Stock of the Company or are officers or directors of the Company are listed in the table above and are indicated by footnote (3). Members of such group that are not listed in the table are as follows: (a) BLUM CB Corp., Richard C. Blum & Associates, Inc. and BLUM Capital Partners, L.P., all of which are affiliates of Company director Richard C. Blum; and (b) The Donald
M. Koll Separate Property Trust, The Koll Company, The Koll Holding Company, all of which are affiliates of Company director Donald M. Koll.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In February 1995 (to provide legal services in connection with the Company's activities with certain Federal agencies) and in November 2000 (to represent the Special Committee of the Board reviewing the going private transaction), the Company retained the law firm of McDermott, Will & Emery, of which Mr. Anderson is now a partner.

    Pursuant to the Company's EIP, a restricted stock purchase plan, shares of Common Stock were purchased in 1996, 1998 and 2000 by certain executive officers and Directors named below for a purchase price equal to fair market value, which was paid by delivery of full recourse promissory notes. The notes bear interest at the minimum federal rate, which may be forgiven if the executive's performance produces a high enough level of bonus (approximately $7,500 in interest is forgiven for each $10,000 bonus). The aggregate number, purchase price, interest rate, value and net value of such shares held by the individuals named above as of December 31, 2000 was as follows:

                                                       AGGREGATE               AGGREGATE
                                             NO. OF     PURCHASE    INTEREST    VALUE OF
                                             SHARES      PRICE        RATE       SHARES     NET VALUE
                                            --------   ----------   --------   ----------   ---------
James J. Didion...........................  175,027    $1,750,270    6.84%     $2,559,770   $ 809,500
Walter V. Stafford........................   48,640    $  486,400    6.84%     $  711,360   $ 224,960
W. Brett White............................   25,000    $  962,500    5.94%     $  365,625   $(596,875)
W. Brett White............................   20,000    $  257,500    7.40%     $  292,500   $  35,000
Ray Wirta.................................   30,000    $  386,250    7.40%     $  438,750   $  52,500

    The shares vest at the rate of 5 percent per quarter commencing on the purchase date. As a result of bonuses paid in 2001, all interest on Mr. Stafford's, Mr. White's and Mr. Wirta's promissory notes for 2000 were forgiven. Interest on Mr. Didion's promissory note was not forgiven in 2000. In 1998, Mr. White purchased 25,000 shares of Common Stock for a purchase price of $38.50 per share and in 2000, 20,000 shares of Common Stock for a purchase price of $12.875 per share (in each case represents the market value of the Common Stock on the date of purchase), which was paid for by the delivery of promissory notes. The notes bear interest at a rate of 5.94% and 7.4% per annum, respectively, which may be forgiven as previously described. As of December 31, 2000, Mr. White held 45,000 shares which, net of the purchase price, had a negative value. The shares are subject to a right of repurchase by the Company, which terminates with respect to 5% of the total number of shares each quarter commencing March 31, 1998 as to the 25,000 shares and September 30, 2000 as to the 20,000 shares. A First Amendment to the 1998 Promissory Note provides that the portion of the then outstanding principal in excess of the fair market value of the shares shall be forgiven in the event that Mr. White is an employee of the Company or its subsidiaries on November 16, 2002 and the fair market value of a share of the Company's Common Stock is less than $38.50 on November 16, 2002. In the event of any such principal forgiveness the Company shall pay to Mr. White an amount equal to any federal, state or local income tax liability resulting from such principal forgiveness. In August of 2000, the Company loaned Mr. White $75,000 which he repaid in March of 2001 with interest at 9% per annum.

    On February 23, 2001, the Company entered into an Agreement and Plan of Merger among the Company, CBRE Holding, Inc. (f/k/a BLUM CB Holding Corp.), a Delaware corporation ("Holding"), BLUM CB Corp., a Delaware corporation and a wholly-owned subsidiary of Holding (the "Merger Agreement"), pursuant to which, subject to the approval and adoption of the Merger Agreement by the stockholders of the Company in accordance with Delaware law, and to other conditions set forth in the Merger Agreement, BLUM CB Corp. will be merged into the Company with the Company as the surviving corporation and a wholly-owned subsidiary of Holding (the "Merger"). Immediately following the Merger, the majority of the common stock of Holding would be owned by certain current stockholders, officers and directors of the Company or their affiliates, causing a change of control of the Company. Such current stockholders, officers and directors and/or their affiliates are parties to a Contribution and Voting Agreement, dated
February 23, 2001, among Holding, BLUM CB Corp., RCBA Strategic Partners, L.P., FS Equity Partners III, L.P., FS Equity Partners International, L.P., The Koll Holding Company, Frederic V. Malek, Raymond E. Wirta and Brett White (the "Contribution and Voting Agreement"). Pursuant to the Contribution and Voting Agreement, such partners have agreed, among other things, to vote all of the shares of Common Stock of the Company owned by them, and any shares as to which they control the voting, in favor of the Merger Agreement, the Merger and certain related transactions, at any meeting of shareholders of the Company called to consider such matters.

    The Company has entered into Indemnity Agreements with each of its present Directors, some of whom are also officers of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)

    1.  FINANCIAL STATEMENTS

       See Index to Consolidated Financial Statements set forth on page 24.

    2.  FINANCIAL STATEMENT SCHEDULE

       See Index to Consolidated Financial Statements set forth on page 24.

    3.  Exhibits

       See Exhibit Index beginning on page 54 hereof.

    (b)

    The registrant filed a Current Report on Form 8-K dated February 27, 2001 with regard to the announcement that it had entered into an Agreement and Plan of Merger with an investment group led by Blum Capital Partners, L.P. and the registrant's Chief Executive Officer.

    The registrant filed a Current Report on Form 8-K dated February 21, 2001 with regard to a memorandum dated February 21, 2001 issued to the employees of the Company by members of the Special Committee of the Board of Directors. This memorandum discussed the status of their evaluation of the proposal by the investment group led by Blum Capital Partners, L.P.

    The registrant filed a Current Report on Form 8-K dated February 8, 2001 concerning the fourth quarter earnings conference call conducted by the Company.

    The registrant filed a Current Report on Form 8-K dated January 24, 2001 with regard to a memorandum dated January 24, 2001 issued to the employees of the Company and prepared by members of the Special Committee of the Board of Directors. This memorandum contained further discussions of the status of their evaluation of the proposal by the investment group led by Blum Capital Partners, L.P.

    The registrant filed a Current Report on Form 8-K dated December 12, 2000 with regard to a memorandum dated December 12, 2000 issued to the employees of the Company by the members of the Special Committee of the Board of Directors. This memorandum discussed the status of the Special Committee's evaluation of the proposal by the investment group led by Blum Capital Partners, L.P.

    The registrant filed a Current Report on Form 8-K dated November 10, 2000 concerning the Company's press release dated November 13, 2000 announcing that it received a proposal from an investment group led by Blum Capital
Partners, L.P. to purchase all of the Company's outstanding common stock for a cash purchase price of $15.50 per share.

    The registrant filed a Current Report on Form 8-K dated November 2, 2000 concerning the third quarter earnings conference call conducted by the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CB RICHARD ELLIS SERVICES, INC.
                                                       (Registrant)

                                                       By:             /s/ RAYMOND E. WIRTA
                                                            -----------------------------------------
                                                                         Raymond E. Wirta
                                                                     CHIEF EXECUTIVE OFFICER

                                                       Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
               /s/ STANTON D. ANDERSON
     -------------------------------------------       Director                       March 30, 2001
                 Stanton D. Anderson

                  /s/ GARY J. BEBAN
     -------------------------------------------       Director                       March 30, 2001
                    Gary J. Beban

                 /s/ RICHARD C. BLUM
     -------------------------------------------       Director                       March 30, 2001
                   Richard C. Blum

                 /s/ JAMES J. DIDION
     -------------------------------------------       Chairman of the Board          March 30, 2001
                   James J. Didion

               /s/ BRADFORD M. FREEMAN
     -------------------------------------------       Director                       March 30, 2001
                 Bradford M. Freeman

                 /s/ DONALD M. KOLL
     -------------------------------------------       Director                       March 30, 2001
                   Donald M. Koll

                  /s/ PAUL C. LEACH
     -------------------------------------------       Director                       March 30, 2001
                    Paul C. Leach

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ JAMES H. LEONETTI
     -------------------------------------------       Chief Financial Officer        March 30, 2001
                  James H. Leonetti

                  /s/ DAVID R. LIND
     -------------------------------------------       Director                       March 30, 2001
                    David R. Lind

                /s/ FREDERIC V. MALEK
     -------------------------------------------       Director                       March 30, 2001
                  Frederic V. Malek

             /s/ RAY ELIZABETH UTTENHOVE
     -------------------------------------------       Director                       March 30, 2001
               Ray Elizabeth Uttenhove

                 /s/ W. BRETT WHITE
     -------------------------------------------       Director                       March 30, 2001
                   W. Brett White

                 /s/ GARY L. WILSON
     -------------------------------------------       Director                       March 30, 2001
                   Gary L. Wilson

                /s/ RAYMOND E. WIRTA
     -------------------------------------------       Director and Chief             March 30, 2001
                  Raymond E. Wirta                       Executive Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
2.1*             Agreement and Plan of Reorganization dated as of May 13,
                 1997 by and among CB Commercial Real Estate Services
                 Group, Inc. (the "Company"), CBC Acquisition Corporation,
                 Koll Real Estate Services, FS Equity Partners III, L.P., FS
                 Equity Partners International, L.P., AP KMS Partners, L.P.,
                 AP KMS II, LLC, The Koll Holding Company and other
                 individual signatories thereto, filed as Annex 1 to the
                 Company's definitive proxy statement/prospectus dated
                 July 31, 1997 as part of the Company's Registration
                 Statement on Form S-4 Amendment No. 4 (File No. 333-28731)
2.2*             Offer Document dated February 7, 1998 from the Company to
                 the Shareholders of REI Limited, filed as Exhibit 2 to the
                 Company's Form S-3 Registration Statement (File
                 No. 333-48875)
2.3*             Form of Offer by the Partners of Hillier Parker May & Rowden
                 for the Entire Business of the Partnership to CB Hillier
                 Parker Ltd., filed as Exhibit 2 to the Company's Current
                 Report on Form 8-K dated July 7, 1998
2.4*             Agreement and Plan of Merger by and among CB Richard Ellis
                 Services, Inc., Blum CB Holding Corp. and Blum CB Corp dated
                 February 23, 2001, filed as Exhibit 2.1 to the Company's
                 Current Report on Form 8-K dated February 27, 2001
3.1*             Fifth Restated Certificate of Incorporation of the Company,
                 filed as Exhibit 3.1(i) to the Company's Form 8-K dated
                 May 20, 1998
3.2              Fifth Amended and Restated Bylaws of the Company, filed as
                 Exhibit 3.2 to the Company's Annual Report on Form 10-K for
                 the year ended December 31, 1998
4.1*             Specimen Form of Common Stock Certificate, filed as
                 Exhibit 4.1 to the Company's Form S-1 Registration Statement
                 (File No. 333-12757)
4.2*             Form of the Company's Restricted Stock Agreement between the
                 Company and the Company's Officer or Employee, filed as
                 Exhibit 4.8 to the Company's Form S-1 Registration
                 Statement (File No. 33-29410)
4.3*             First Amendment to the Company's Restricted Stock Agreement,
                 filed as Exhibit 4.9 to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1989
4.4*             Form of Warrant Agreement between the Company, FS Equity
                 Partners III, L.P., FS Equity Partners
                 International, L.P., AP KMS Partners, L.P., AP KMS II, LLC,
                 The Koll Holding Company and certain individuals, with
                 attached Form of Warrant Certificate, filed as Annex 2 to
                 the Company's definitive proxy statement/prospectus dated
                 July 31, 1997 as part of the Company's Registration
                 Statement on Form S-4 Amendment No. 4 (File No. 333-28731)
4.5*             First Supplemental Indenture between CB Richard Ellis
                 Services, Inc. and State Street Bank and Trust Company of
                 California, N.A., as Trustee, dated as of May 26, 1998 for
                 8 7/8 percent Senior Subordinated Notes due 2008
                 ("Subordinated Notes"), filed as Exhibit 4.1 to the
                 Company's Form 8-K dated May 20, 1998; and Form of Indenture relating to the Subordinated Notes was filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3
                 (File No. 333-48875)
10.1(i)*^        CB Commercial Real Estate Services Group, Inc. Omnibus Stock
                 and Incentive Plan, filed as Exhibit 10.13 to Post-Effective
                 Amendment No. 1 to the Company's Form S-1 Registration
                 Statement (File No. 33-29410)
10.1(ii)*^       First Amendment to the CB Commercial Real Estate Services
                 Group, Inc. Omnibus Stock and Incentive Plan, filed as
                 Exhibit 10.16 to the Company's Annual Report on Form 10-K
                 for the year ended December 31, 1990

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
10.1(iii)*^      Second Amendment to the CB Commercial Real Estate Services
                 Group, Inc. Omnibus Stock and Incentive Plan, filed as
                 Exhibit 10.16(iii) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1993
10.1(iv)*^       Third Amendment to the CB Commercial Real Estate Services
                 Group, Inc. Omnibus Stock and Incentive Plan, filed as
                 Exhibit 10.4(iv) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1994
10.2(i)*^        1990 Stock Option Plan, filed as Exhibit 4(a) to the
                 Company's Quarterly Report on Form 10-Q for the quarter
                 ended June 30, 1990
10.2(ii)*^       First Amendment to the 1990 Stock Option Plan, filed as
                 Exhibit 10.15(ii) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1992
10.2(iii)*^      Second Amendment to the 1990 Stock Option Plan, filed as
                 Exhibit 10.8(iii) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1993
10.2(iv)*^       Third Amendment to the 1990 Stock Option Plan, filed as
                 Exhibit 10.5(iv) to the Company's Annual Report on
                 Form 10-K for the year ended December 31, 1994
10.3^            CB Richard Ellis Services, Inc. Amended and Restated Annual
                 Management Bonus Plan, filed as Exhibit 10.3 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1998
10.4(i)*^        CB Commercial Real Estate Services Group, Inc. 1991 Service
                 Providers Stock Option Plan, filed as Exhibit 10.27 to the
                 Company's Current Report on Form 8-K dated April 1, 1992
10.4(ii)*^       1997 Amendment to the 1991 Service Providers Stock Option
                 Plan, filed as Annex 7 to the Company's definitive proxy
                 statement/prospectus dated July 31, 1997 as part of the
                 Company's Registration Statement on Form S-4 Amendment
                 No. 4 (File No. 333-28731)
10.5(i)*^        CB Commercial Real Estate Services Group, Inc. Amended and
                 Restated Deferred Compensation Plan, filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31,
                 1997
10.5(ii)*^       Amendment to the Amended and Restated Deferred Compensation
                 Plan (effective December 1, 1997) filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
10.6*^           Amended and Restated 1996 Equity Incentive Plan of CB
                 Commercial Real Estate Services Group, Inc., filed as Annex
                 8 to the Company's definitive proxy statement/ prospectus
                 dated July 31, 1997 as part of the Company's Registration
                 Statement on Form S-4 Amendment No. 4 (File No. 333-28731)
10.7*^           CB Commercial Real Estate Services Group, Inc. L.J. Melody
                 Acquisition Stock Option Plan, filed as Exhibit 10.10 to the
                 Company's Form 10-K for the year ended December 31, 1996
10.8*^           Form of Indemnification Agreement between the Company, CB
                 Commercial Real Estate Group, Inc. and directors and
                 officers, filed as Exhibit 10.29 to the Company's Annual
                 Report on Form 10-K for the year ended December 31, 1992
10.9*^           Employment Agreement between the Company and Lawrence J.
                 Melody dated July 1, 1996, filed as Exhibit 10.12 to the
                 Company's Form S-1 Registration Statement
                 (File No. 333-12757)
10.10*^          CB Commercial Real Estate Services Group, Inc. 1997 Employee
                 Stock Option Plan, filed as Annex 5 to the Company's
                 definitive proxy statement/prospectus dated July 31, 1997 as part of the Company's Registration Statement on Form S-4
                 Amendment No. 4 (File No. 333-28731)
10.11*^          CB Commercial Real Estate Services Group, Inc. Koll
                 Acquisition Stock Option Plan, filed as Exhibit 10.13 to the
                 Company's Form 10-K for the year ended December 31, 1997

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
10.12(i)*^       CB Commercial Real Estate Services Group, Inc. / KMS Holding
                 Corporation Amended 1994 Nonqualified Performance Stock
                 Option Plan, filed as Exhibit 10.14(i) to the Company's
                 Form 10-K for the year ended December 31, 1997
10.12(ii)*^      Form of Nonstatutory Stock Option Agreement evidencing
                 substitute options granted by the Company upon assumption of options issued under the KMS Holding Corporation Amended
                 1994 Stock Option Plan, filed as Exhibit 10.14(ii) to the
                 Company's Form 10-K for the year ended December 31, 1997
10.13*^          Consulting Agreement dated July 16, 1997 between CB
                 Commercial Real Estate Group, Inc. and Donald M. Koll, filed as Exhibit 10.15 to the Company's Form 10-K for the year
                 ended December 31, 1997
10.14*^          Employment Agreement dated May 23, 1997 between the Company and James J. Didion, filed as Exhibit 10(iii)(17) to the
                 Company's Registration Statement on Form S-4 Amendment
                 No. 1 (File No. 333-28731)
10.15*           Registration Rights Agreement by and among the Company, FS
                 Equity Partners III, L.P., FS Equity Partners
                 International, L.P., AP KMS Partners, L.P., AP KMS II, LLC,
                 The Koll Holding Company, Raymond E. Wirta and William S.
                 Rothe, Jr. dated as of May 14, 1997, filed as
                 Exhibit 10(i)(3) to the Company's Registration Statement on
                 Form S-4 (File No. 333-28731)
10.16*^          Noncompetition and Confidentiality Agreement by and among
                 the Company, CBC Acquisition Corporation, Koll Real Estate
                 Services, Donald M. Koll and The Koll Holding Company dated
                 May 14, 1997, filed as Exhibit 10(i)(4) to the Company's
                 Registration Statement on Form S-4 (File No. 333-28731)
10.17*^          Noncompetition and Confidentiality Agreement by and among
                 the Company, Koll Real Estate Services, and William S. Rothe
                 dated as of May 14, 1997, filed as Exhibit 10(i)(5) to the
                 Company's Registration Statement on Form S-4 (File
                 No. 333-28731)
10.18*^          Noncompetition and Confidentiality Agreement by and among
                 the Company, Koll Real Estate Services, and Raymond E. Wirta
                 dated as of May 14, 1997, filed as Exhibit 10(i)(6) to the
                 Company's Registration Statement on Form S-4 (File
                 No. 333-28731)
10.19*^          Employment Agreement by and between the Company and William
                 Rothe dated as of May 14, 1997, filed as Exhibit 10(iii)(1)
                 to the Company's Registration Statement on Form S-4 (File
                 No. 333-28731)
10.20(i)*        Credit Agreement dated as of August 28, 1997 by and among
                 the Company; Bank of America NT & SA; The Sumitomo Bank,
                 Limited; Wells Fargo Bank, N.A.; BHF-Bank
                 Aktiengeselleshaft; Credit Lyonnais Los Angeles Branch;
                 Dresdner Bank AG, New York Branch and Grand Cayman Branch;
                 Key Bank National Association; and other financial
                 institutions, filed as Exhibit 10.1 to the Company's
                 Form 10-Q for the quarter ended September 30, 1997
10.20(ii)*       Amendment No. 1 dated as of January 21, 1998, to the Credit
                 Agreement dated as of August 28, 1997 by and among the
                 Company; Bank of America NT & SA; The Sumitomo Bank,
                 Limited; Wells Fargo Bank, N.A.; BHF-Bank
                 Aktiengeselleshaft; Credit Lyonnais Los Angeles Branch;
                 Dresdner Bank AG, New York Branch and Grand Cayman Branch;
                 Key Bank National Association; and other financial
                 institutions, filed as Exhibit 10.22(ii) to the Company's
                 Form 10-K for the year ended December 31, 1997
10.20(iii)*      Amended and Restated Credit Agreement dated May 20, 1998
                 among CB Richard Ellis Services, Inc.; Wells Fargo Bank,
                 N.A., The Bank of Nova Scotia; Credit Lyonnais Los Angeles
                 Branch; Dresdner Bank AG, New York Branch; Keybank National
                 Association; The Long-Term Credit Bank of Japan, Ltd., Los
                 Angeles Agency; and other financial institutions party to
                 the agreement is filed as Exhibit 10.1 to the Company's
                 Form 10-Q for the quarter ended June 30, 1998

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
10.20(iv)*       Amendment No. 1 to the Amended and Restated Credit Agreement
                 dated May 20, 1998 among CB Richard Ellis Services, Inc.;
                 Wells Fargo Bank, N.A., The Bank of Nova Scotia; Credit
                 Lyonnais Los Angeles Branch; Dresdner Bank AG, New York
                 Branch; Keybank National Association; The Long-Term Credit
                 Bank of Japan, Ltd., Los Angeles Agency; and other financial institutions party to the agreement is filed as
                 Exhibit 10.1 to the Company's Form 10-Q for the quarter
                 ended September 30, 1998
10.21*           Form of amendment to the Company's 1990 Stock Option Plan, the 1991 Service Providers Stock Option Plan, the L.J.
                 Melody Acquisition Stock Option Plan, and the Koll
                 Acquisition Stock Option Plan, filed as Exhibit 10.23 to the
                 Company's Form 10-K for the year ended December 31, 1997
10.22(i)*        Purchase Agreement dated as of May 15, 1995 among CB
                 Commercial Real Estate Group, Inc., Westmark Real Estate
                 Acquisition Partnership, L.P., and certain individuals
                 signatory thereto, filed as Exhibit 10.1 to the Company's
                 Current Report on Form 8-K dated June 30, 1995
10.22(ii)*       Form of SPP Purchase Agreement by and among Westmark Real
                 Estate Acquisition Partnership, L.P., CB Commercial Real
                 Estate Group, Inc. and certain individuals, dated as of
                 August 15, 1997, filed as Exhibit 10.24(ii) to the Company's
                 Form 10-K for the year ended December 31, 1997
10.23^           Amended and Restated Employment Agreement by and between the
                 Company and James J. Didion entered into as of March 3,
                 1999, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998
10.24            Amendment No. 3 dated October 29, 1999 to the Amended and
                 Restated Credit Agreement dated May 20, 1998 among the
                 Company; Wells Fargo Bank, N.A.; The Bank of Nova Scotia;
                 Credit Lyonnais Los Angeles Branch; Bank of America National
                 Trust and Savings Association; Dresdner Bank AG, New York
                 Branch; KeyBank National Association; the Long-Term Credit
                 Bank of Japan, Ltd., Los Angeles Agency; and other financial institutions party thereto
11               Statement concerning Computation of Per Share Earnings
                 (filed as Note 9 of the Consolidated Financial Statements)
12               Computation of Ratio of Earnings to Fixed Charges and
                 Preferred Dividends
21               Subsidiaries of the Company
23               Consent of Arthur Andersen LLP
27               Financial Data Schedule (filed only with the SEC)
99.1             Press Release dated November 13, 2000 issued by the Company announcing the proposal from the investment group led by
                 Blum Capital Partners, L.P. to purchase all of the Company's outstanding common stock filed as Exhibit 99.1 to the
                 Company's Current Report on Form 8-K dated November 10, 2000
99.2             Memorandum dated November 13, 2000 from Ray Wirta, Chief
                 Executive Officer of the Company all US employees discussing the proposal to acquire the Company by Blum Capital
                 Partners, L.P., Ray Wirta, Brett White and other additional investors, filed as Exhibit 99.2 to the Company's Current
                 Report on Form 8-K dated November 10, 2000
99.3             Memorandum dated November 13, 2000 from Brett White,
                 Chairman, The Americas, to all US sales professionals
                 discussing the proposal to acquire the Company by Blum
                 Capital Partners, L.P., Ray Wirta, Brett White and other
                 additional investors, filed as Exhibit 99.3 to the Company's
                 Current Report on Form 8-K dated November 10, 2000
99.4             Questions and Answers on the proposal from Blum Capital
                 Partners, L.P. to all US employees and sales professionals filed as Exhibit 99.4 to the Company's Current Report on
                 Form 8-K dated November 10, 2000

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------
99.5             Offer Letter dated November 10, 2000 from Blum Capital
                 Partners, L.P. to the Company to purchase all of the common stock of the Company not owned by the offering group at a
                 price of $15.50 per share, filed as Exhibit 99.5 to the
                 Company's Current Report on Form 8-K dated November 10, 2000
99.6             Memorandum dated December 12, 2000 from Members of the
                 Special Committee of the Board of Directors to all employees discussing the status of their evaluation of the proposal by the investment group led by Blum Capital Partners, L.P.
                 filed as Exhibit 99.1 to the Company's Current Report on
                 Form 8-K dated December 12, 2000
99.7             Memorandum dated January 24, 2001 from Members of the
                 Special Committee of the Board of Directors to all employees discussing their progress and the status of the Blum Group proposal, filed as Exhibit 99.1 to the Company's Current
                 Report on Form 8-K dated January 24, 2001
99.8             Memorandum dated January 24, 2001 from Members of the
                 Special Committee of the Board of Directors to all employees regarding the status of their evaluation of the proposal by the investment group led by Blum Capital Partners, L.P.
                 filed as Exhibit 99.1 to the Company's Current Report on
                 Form 8-K dated February 21, 2001
99.9             Contribution and Voting Agreement dated February 23, 2001
                 among Blum CB Holding Corp., Blum CB Corp., RCBA Strategic
                 Partners, L.P., FS Equity Partners III, L.P., FS Equity
                 Partners International, L.P. and together with FSEP, Raymond
                 E. Wirta, W. Brett White and those other investors who are signatories to the Agreement, filed as Exhibit 99.1 to the
                 Company's Current Report on Form 8-K dated February 27, 2001
99.10            Guarantee Agreement dated February 23, 2001 between the
                 Company and RCBA Strategic Partners, L.P. This Guarantee
                 Agreement irrevocably guarantees the payment to the Company of any and all amounts which are finally judicially
                 determined to be due to the Company from Blum CB Corp.
                 (Acquire) or Blum CB Holding Corp. (Holding) by reason of
                 the willful breach of the terms of the Agreement, filed as
                 Exhibit 99.2 to the Company's Current Report on Form 8-K
                 dated February 27, 2001
99.11            Press Release dated February 24, 2001 announcing that the
                 Company has entered into a merger agreement providing for
                 the acquisition of the Company by Blum CB Corp. for $16 per share in cash, filed as Exhibit 99.3 to the Company's
                 Current Report on Form 8-K dated February 27, 2001

------------------------

*   Incorporated by reference

^ Management contract or compensatory plan required by Item 601 of Regulation S-K