Form 10-Q
period 2001-03-31
CB RICHARD ELLIS SERVICES INC
filed 2001-05-15
CIK 852203

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001-12231

CB RICHARD ELLIS SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1616016
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 North Sepulveda Boulevard El Segundo, California	90245-4380 (Zip Code)
(Address of principal executive offices)
(310) 563-8611	Not Applicable
(Registrant's telephone number, including area code)	(Former name, former address and formal fiscal year if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /.

    Number of shares of common stock outstanding at April 30, 2001 was 20,641,688.

CB RICHARD ELLIS SERVICES, INC.

FORM 10-Q

March 31, 2001

TABLE OF CONTENTS

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	3
	Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,339	$20,854
Receivables, less allowance for doubtful accounts of $11,959 and $12,631 at March 31, 2001 and December 31, 2000	141,792	176,908
Prepaid expenses	9,819	8,017
Deferred taxes, net	13,105	11,139
Other current assets	8,716	6,127

Total current assets	193,771	223,045
Property and equipment, net	75,048	75,992
Goodwill, net of accumulated amortization of $59,738 and $56,417 at March 31, 2001 and December 31, 2000	415,299	423,975
Other intangible assets, net of accumulated amortization of $290,679 and $289,038 at March 31, 2001 and December 31, 2000	44,169	46,432
Cash surrender value of insurance policies, deferred compensation plan	61,267	53,203
Investment in and advances to unconsolidated subsidiaries	38,187	41,325
Deferred taxes, net	35,316	32,327
Prepaid pension costs	24,126	25,235
Other assets	44,113	41,571

Total assets	$931,296	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$77,803	$83,673
Compensation and employee benefits payable	63,790	79,801
Reserve for bonus and profit sharing	20,807	107,878
Income taxes payable	14,696	28,260
Short-term borrowings	8,418	9,215
Current maturities of long-term debt	1,161	1,378

Total current liabilities	186,675	310,205
Long-term debt:
Senior subordinated notes, less unamortized discount of $1,604 and $1,664 at March 31, 2001 and December 31, 2000	173,396	173,336
Revolving credit facility	218,000	110,000
Other long-term debt	18,257	20,235

Total long-term debt	409,653	303,571
Deferred compensation liability	79,980	80,503
Other liabilities	27,729	29,739

Total liabilities	704,037	724,018
Minority interest	2,967	3,748
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,636,051 and 20,605,023 shares outstanding at March 31, 2001 and December 31, 2000	217	217
Additional paid-in capital	365,420	364,168
Notes receivable from sale of stock	(11,661)	(11,847)
Accumulated deficit	(91,943)	(89,097)
Accumulated other comprehensive loss	(21,897)	(12,258)
Treasury stock at cost, 1,072,155 shares at March 31, 2001 and December 31, 2000	(15,844)	(15,844)

Total stockholders' equity	224,292	235,339

Total liabilities and stockholders' equity	$931,296	$963,105

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except share and per share data)

	Three Months Ended March 31
	2001	2000
Revenue:
Leases	$103,166	$99,753
Sales	73,843	74,281
Property and facilities management fees	27,872	25,285
Consulting and referral fees	16,367	16,314
Appraisal fees	18,836	16,284
Loan origination and servicing fees	14,812	9,263
Investment management fees	8,549	7,337
Other	9,053	12,402

Total revenue	272,498	260,919
Costs and Expenses:
Commissions, fees and other incentives	124,398	113,963
Operating, administrative and other	134,079	127,148
Depreciation and amortization	11,696	10,569

Operating income	2,325	9,239
Interest income	800	489
Interest expense	9,055	9,685

(Loss) income before (benefit) provision for income tax	(5,930)	43
(Benefit) provision for income tax	(3,084)	23

Net (loss) income	$(2,846)	$20

Basic (loss) earnings per share	$(0.13)	$—

Weighted average shares outstanding for basic (loss) earnings per share	21,309,550	20,819,268

Diluted (loss) earnings per share	$(0.13)	$—

Weighted average shares outstanding for diluted (loss) earnings per share	21,309,550	20,851,184

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,846)	$20
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization excluding deferred financing costs	11,696	10,569
Gain on sale of properties, businesses and servicing rights	(6,279)	(4,735)
Deferred compensation deferrals	11,113	8,513
Equity interest in earnings of unconsolidated subsidiaries	(1,042)	(1,742)
Provision for doubtful accounts	1,173	987
Decrease in receivables	27,920	20,973
Increase in cash surrender value of insurance policies, deferred compensation plan	(8,064)	(10,751)
Decrease in compensation and employee benefits payable and reserve for bonus and profit sharing	(100,714)	(87,165)
Decrease in accounts payable and accrued expenses	(4,505)	(6,783)
Decrease in income taxes payable	(17,632)	(5,463)
(Decrease) increase in other liabilities	(11,664)	1,777
Other	(3,419)	6,278

Net cash used in operating activities	(104,263)	(67,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,639)	(4,538)
Proceeds from sale of properties, businesses and servicing rights	6,105	11,304
Distributions from (contributions to) investments in and advances to unconsolidated subsidiaries, net	3,276	(711)
Other investing activities, net	(3,278)	259

Net cash (used in) provided by investing activities	(536)	6,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	142,000	88,000
Repayment of revolving credit facility	(34,000)	(27,000)
Repayment of senior notes and other loans, net	(2,786)	(1,168)
Other financing activities, net	(274)	(1,038)

Net cash provided by financing activities	104,940	58,794

Net increase (decrease) in cash and cash equivalents	141	(2,414)
Cash and cash equivalents, at beginning of period	20,854	27,844
Effect of exchange rate changes on cash	(656)	(639)

Cash and cash equivalents, at end of period	$20,339	$24,791

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$3,733	$6,074
Income taxes, net	$14,575	$5,376

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Organization

    CB Richard Ellis Services, Inc. (the Company), was founded in 1906. It is a holding company that conducts its worldwide operations through approximately 75 direct and indirect subsidiaries. Approximately 77% of the Company's revenues are from the United States (US) and 23% from the rest of the world. On February 24, 2001, the Company announced that it had entered into an Agreement and Plan of Merger with CBRE Holding, Inc. and Blum CB Corporation, which was amended and restated as of April 24, 2001, whereby members of senior management, Ray Wirta, CEO, and Brett White, Chairman, The Americas, together with director, Fred Malek and directors, Richard Blum, Bradford Freeman and Donald Koll and their respective affiliates will acquire all of the Company's outstanding shares which they do not own at a price of $16.00 per share. The acquisition, which is expected to close in July of 2001, remains subject to certain conditions, including, among others, the receipt of debt financing by CBRE Holding, Inc. and the Company, the approval of the merger by the holders of two-thirds of the outstanding shares of the Company not owned by the buying group, the expiration or termination of waiting periods under applicable antitrust laws and a successful tender offer for at least 51% of the Company's outstanding 8 7/8% Senior Subordinated Notes. The Company will pay a termination fee of $7.5 million and reimburse up to $3.0 million of the buying group's expenses if it wishes to accept a superior acquisition proposal.

2.  Basis of Preparation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

    The consolidated financial statements and notes to the consolidated financial statements, along with management's discussion and analysis of financial condition, results of operations, liquidity and capital resources should be read in conjunction with the Company's recent filing on Form 10-K, which contains the latest available audited consolidated financial statements and notes thereto, as of and for the period ended December 31, 2000.

3.  Investments in and Advances to Unconsolidated Subsidiaries

    Condensed Statement of Operations (unaudited) for the unconsolidated subsidiaries accounted for using the equity method is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Revenues	$69,649	$48,496
Income from operations	12,689	13,219
Net income	7,846	8,957

4.  Debt

    The Company has a revolving credit facility of $270.0 million, which is subject to a mandatory reduction of $70.0 million on December 31, 2001 and expires on May 20, 2003. The amount outstanding under this facility totaled $218.0 million at March 31, 2001. Interest rate alternatives include Bank of America's reference rate plus 1.00% and LIBOR plus 2.00%. The weighted average interest rate on amounts outstanding at March 31, 2001 and December 31, 2000 was 7.69% and 8.79%, respectively.

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

    The Company has outstanding Senior Subordinated Notes (Subordinated Notes) due on June 1, 2006. The Subordinated Notes are redeemable in whole or in part after June 1, 2002 at 104.438% of par on that date and at declining prices thereafter. On or before June 1, 2001, up to 35.0% of the issued amount may be redeemed at 108.875% of par plus accrued interest solely with the proceeds from an equity offering. The amount included in the accompanying Consolidated Balance Sheet less unamortized discount was $173.4 million at March 31, 2001.

    The Company has short-term borrowings of $8.4 million and $9.2 million with related weighted average interest rates of 7.0% and 7.3% as of March 31, 2001 and December 31, 2000, respectively.

    The Company has a credit agreement with Residential Funding Corporation (RFC). The credit agreement provides for a revolving line of credit of up to $100.0 million, and bears interest at 1.00% per annum over LIBOR. The agreement expires on August 31, 2001. During the quarter, the Company had a maximum of $91.6 million revolving line of credit principal outstanding. At March 31, 2001, the Company had $0.6 million revolving line of credit principal outstanding.

5.  Commitments and Contingencies

    Between November 12, and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the going private group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. In addition, no agreements have been reached with respect to any settlement of the California action.

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgment be entered in favor of the defendants including the Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court which was denied. The plaintiff has exhausted all appeal possibilities and judgment has been entered in favor of all defendants.

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution.

The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

    An important part of the strategy for the Company's investment management business involves investing its own capital in certain real estate investments with its clients. As of March 31, 2001, the Company had committed $40.6 million to fund future co-investments.

6.  Comprehensive Loss

    Comprehensive loss consists of net income (loss) and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the three months ended March 31, 2001, total comprehensive loss was $12.5 million, which consists of foreign currency translation loss of $9.6 million. For the three months ended March 31, 2000, total comprehensive loss was $3.2 million, which consists of foreign currency translation loss.

7.  Per Share Information

    Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding of 21,309,550 and 20,819,268 for the three months ended March 31, 2001 and 2000, respectively. As a result of operating losses incurred for the three months ended March 31, 2001, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. At March 31, 2000, the computation of diluted earnings per share further assumes the dilutive effect of 31,916 common stock equivalents, which consisted principally of stock options.

8.  Industry Segments

    The Company reports its operations through three business segments: Transaction Management, Financial Services and Management Services. The Company has a number of lines of business which are aggregated, reported and managed through these three segments. The Transaction Management segment is the Company's largest generator of revenue and includes Brokerage Services, Corporate Services and Investment Property activities. Brokerage Services includes activities that provide sales, leasing and consulting services in connection with commercial real estate and is the Company's primary revenue source. Corporate Services focuses on building relationships with large corporate clients which generate recurring revenue. Investment Property activities provide brokerage services for commercial real property marketed for sale to institutional and private investors. The Financial Services segment provides commercial mortgage, valuation, investment management and consulting and research services. The current year results of Financial Services include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund management contracts. The Management Services segment provides facility management services to corporate real estate users and property management and related services to owners. Prior year quarter includes a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. The following unaudited table summarizes the revenue, cost and expenses, and operating (loss) income by operating segment for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31
	2001	2000
	(Dollars in thousands)
Revenue
Transaction Management	$179,981	$178,459
Financial Services	55,919	41,397
Management Services	36,598	41,063

	$272,498	$260,919

Operating (loss) income
Transaction Management	$(4,130)	$4,631
Financial Services	6,849	805
Management Services	(394)	3,803

	2,325	9,239
Interest income	800	489
Interest expense	9,055	9,685

(Loss) income before (benefit) provision for income tax	$(5,930)	$43

Geographic Information
Revenue
Americas
United States	$211,009	$198,500
Canada, South and Central America	11,504	9,199

	222,513	207,699
Pacific	7,690	8,014
Asia	9,015	9,733
Europe, Middle East and Africa	33,280	35,473

	$272,498	$260,919

CB RICHARD ELLIS SERVICES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction—

    Management's discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-Q.

Results of Operations

    The following unaudited table sets forth items derived from the Company's consolidated financial statements for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001		2000
	(Dollars in thousands)
Revenue	$272,498		$260,919
EBITDA	$14,021		$19,808
Net (income) loss	$(2,846)		$20
Cash flow used in operating activities	$(104,263)		$(67,522)
Net income after tax before goodwill amortization	$1,102		$3,935
Cash flow used in operating activities per share (diluted)	$(4.89)		$(3.24)
Basic loss per share	$(0.13)		$—
EBITDA per share (diluted)	$0.66		$0.95
Diluted loss per share	$(0.13)		$—
Debt/equity	1.87	x	2.04	x
EBITDA/net interest expense	1.70	x	2.15	x
Effective tax rate	52.0%		54.0%
Operating expense as a percentage of revenue	49.2%		48.7%
EBITDA as a percentage of revenue	5.1%		7.6%
Net loss as a percentage of revenue	(1.0)%		—
International revenue as a percentage of consolidated revenue	22.6%		23.9%

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    The Company reported consolidated net loss of $2.8 million, or $0.13 diluted loss per share for the three months ended March 31, 2001 on revenues of $272.5 million compared to consolidated net income of $0.02 million on revenues of $260.9 million for the three months ended March 31, 2000. These results include a nonrecurring pre-tax gain of $5.6 million on the sale of mortgage fund management contracts during the current quarter compared to a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets during the prior year quarter.

    Revenues on a consolidated basis increased by $11.6 million or 4.4% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This was driven by a 59.9% increase in loan origination and servicing fees due primarily to higher loan origination fees during the month of March. In addition, lease revenues increased by $3.4 million, mainly as a result of the North American operations. Property and facilities management fees, as well as appraisal fees grew by approximately $2.6 million. These revenue increases were slightly offset by a decrease of $3.3 million in other revenues. The decrease in other revenues is the result of the contribution of an engineering services group into a separately owned joint venture during April 2000, as well as the sale of several non-strategic assets previously included in the Management Services segment. In addition, sales revenue decreased by $0.4 million due to lower revenue in the international operations, offset by higher sales revenue in North America of $1.9 million.

    Commissions, fees and other incentives totaled $124.4 million on a consolidated basis, a 9.2% increase from the first quarter of 2000. The increase is primarily due to higher overall commissions within the North American operations, primarily as a result of increased revenues. In the US, insurance and benefit costs for producers, which are a component of commission expense, also increased during the current quarter. Producer compensation within the international operations are typically fixed in nature compared to the North American operations and did not decrease as a result of lower revenues. These factors resulted in commissions as a percentage of revenues increasing from 43.7% to 45.7% in the current quarter.

    Operating, administrative and other on a consolidated basis was $134.1 million, an increase of $6.9 million or 5.5% as compared to the first quarter of 2000. This is primarily due to higher personnel requirements and insurance and benefit costs within North America, as well as lower earnings from unconsolidated subsidiaries during the current quarter. The current quarter also includes compensation expense related to the Deferred Compensation Plan retention program, which became effective January 2001 and accordingly, had no impact on the results of prior year quarter.

    Consolidated interest expense was $9.1 million, a decrease of $0.6 million or 6.5% for the quarter. This decrease was primarily a result of lower average borrowing levels during the current quarter due to the pay down of the revolving credit facility during December 2000. In addition, the revolving credit facility was renewed at a lower average borrowing rate during the current quarter as compared to the prior year quarter.

    The income tax benefit on a consolidated basis was $3.1 million for the three months ended March 31, 2001, as compared to a provision for income tax of $0.02 million for the three months ended March 31, 2000. The current quarter benefit was the result of the pre-tax loss. The effective tax rate was 52.0% for the three months ended March 31, 2001 as compared to 54.0% for the three months ended March 31, 2000. The Company calculates its effective tax rate based on an estimate of its annual earnings for the entire year.

    EBITDA was $14.0 million for the three months ended March 31, 2001, as compared to $19.8 million for the three months ended March 31, 2000. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization of intangible assets relating to acquisitions, merger-related and other nonrecurring charges. Management believes that the presentation of EBITDA will enhance a reader's understanding of the Company's operating performance and ability to service debt as it provides a measure of cash generated (subject to the payment of interest and income taxes) that can be used by the Company to service its debt and for other required or discretionary purposes. Additionally, many of the Company's debt covenants are based upon EBITDA. Net cash that will be available to the Company for discretionary purposes represents remaining cash after debt service and other cash requirements, such as capital expenditures, are deducted from EBITDA. EBITDA should not be considered as an alternative to (i) operating income determined in accordance with accounting principles generally accepted in the US or (ii) operating cash flow determined in accordance with accounting principles generally accepted in the US. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies.

Segment Operations

    The Company provides integrated real estate services through three global business segments: Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and the way the chief operating decision-makers organize segments internally for making operating decisions and assessing performance. Transaction Management consists of sales, leasing and consulting services in connection with commercial real estate, transaction management and advisory services with large corporate clients and investment property services (brokerage services for commercial real estate property marketed for sale to institutional and private investors). Financial Services consists of commercial loan origination and servicing through the Company's wholly-owned subsidiary, L.J. Melody & Company (L.J. Melody), investment management services through the Company's wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. (CBRE Investors) and valuation and appraisal services. The Company's results for the three month period ended March 31, 2001 for the Financial Services segment includes a $5.6 million nonrecurring pre-tax gain from the sale of mortgage fund management contracts. Management Services provides facility, property and construction management services. For the three-month period ended March 31, 2000, the Management Services segment results included a $4.7 million nonrecurring pre-tax gain from the sale of certain non-strategic assets. The following unaudited table summarizes the

Company's revenue, cost and expenses, and operating (loss) income by operating segment for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31
	2001		2000
	(Dollars in thousands)
Transaction Management
Revenue:
Leases	$97,215	54.0%	$94,304	52.8%
Sales	70,303	39.1	71,922	40.3
Other consulting and referral fees(1)	12,463	6.9	12,233	6.9

Total revenue	179,981	100.0	178,459	100.0
Costs and expenses:
Commissions, fees and other incentives	101,622	56.5	94,912	53.2
Operating, administrative and other	76,342	42.4	73,965	41.4
Depreciation and amortization	6,147	3.4	4,951	2.8

Operating (loss) income	$(4,130)	(2.3)%	$4,631	2.6%

EBITDA	$2,017	1.1%	$9,582	5.4%

Financial Services
Revenue:
Appraisal fees	$18,368	32.8%	$15,941	38.5%
Loan origination and servicing fees	14,812	26.5	9,230	22.3
Investment management fees	7,969	14.3	6,717	16.2
Other(1)	14,770	26.4	9,509	23.0

Total revenue	55,919	100.0	41,397	100.0
Costs and expenses:
Commissions, fees and other incentives	15,743	28.2	12,207	29.5
Operating, administrative and other	30,081	53.8	25,405	61.4
Depreciation and amortization	3,246	5.8	2,980	7.2

Operating income	$6,849	12.2%	$805	1.9%

EBITDA	$10,095	18.1%	$3,785	9.1%

Management Services
Revenue:
Property management fees	$20,337	55.6%	$19,234	46.8%
Facilities management fees	6,881	18.8	5,291	12.9
Other(1)	9,380	25.6	16,538	40.3

Total revenue	36,598	100.0	41,063	100.0
Costs and expenses:
Commissions, fees and other incentives	7,033	19.2	6,844	16.7
Operating, administrative and other	27,656	75.6	27,778	67.6
Depreciation and amortization	2,303	6.3	2,638	6.4

Operating (loss) income	$(394)	(1.1)%	$3,803	9.3%

EBITDA	$1,909	5.2%	$6,441	15.7%

Total operating income	$2,325		$9,239

Total EBITDA	$14,021		$19,808

(1)
Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances and/or nonrecurring nature within each segment. Certain revenue types disclosed on the Consolidated Statements of Operations may not be derived directly from amounts shown in this table.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Transaction Management

    Revenue increased by $1.5 million or 0.9% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This increase was primarily due to higher lease revenues in North America as a result of a greater number of total transactions executed during the current year, as well as a larger dollar average per transaction. This was offset by a 2.3% drop in sales revenue primarily due to lower revenues in France. In addition, Singapore had reduced sales revenue due to a lower number of deals completed as a result of economic and political problems in neighboring countries. These decreases were slightly offset by a greater number of investment property sales within North America. Commissions, fees and other incentives increased by $6.7 million or 7.1% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to the increased lease and sales revenues within the North American operations. The overall revenue growth also resulted in higher variable commission expense within the North American operation compared to the prior year. Producers earn an increased percentage of commissions as certain revenue targets are met. Insurance and benefits for producers, which are a component of commission expense, increased primarily in the US compared to prior year quarter. In addition, producer compensation within the international operations are typically fixed in nature and do not decrease as a result of lower revenues. These factors contributed to an increase in commissions as a percentage of revenues from 53.2% to 56.5% for the current quarter. Operating, administrative, and other increased by $2.4 million or 3.2% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This increase is mainly related to higher personnel requirements, increased insurance and benefit costs, and current quarter compensation expense related to the DCP retention plan within North America.

Financial Services

    Revenue increased by $14.5 million or 35.1% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. Loan origination and servicing fees increased by $5.6 million. Excluding any acquisitions, loan origination fees increased by $5.1 million or 94.0% over the quarter ended March 31, 2000, while loan servicing fees increased slightly compared to prior year quarter. Appraisal fees increased by $2.4 million. Investment management fees increased 18.6% as assets under management grew by $868.3 million as compared to prior year quarter. Other revenue increased by $5.3 million due to the gain on the sale of mortgage fund management contracts during the current quarter. Commissions, fees and other incentives increased by $3.5 million or 29.0% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000 attributable to higher loan and appraisal commissions as a result of the increased revenues. Operating, administrative, and other increased by $4.7 million or 18.4% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. This increase is primarily due to the start-up of the investment management operations in Asia during 2000, which as a result, had limited activity compared to the current period. The mortgage banking line of business had higher personnel, bonus and long-term incentive costs attributable to the more favorable current year results. In addition, earnings from unconsolidated subsidiaries decreased for the current year as compared to the same period last year.

Management Services

    Revenue decreased by $4.5 million or 10.9% for the three months ended March 31, 2001, compared to the three months ended March 31, 2000. Other revenues decreased by $7.2 million due to the gain on the sale of certain non-strategic assets in prior year quarter. The decline in other revenues is also the result of the contribution of an engineering services group into a separately owned joint venture during April 2000, as well as the sale of other non-strategic assets during the prior year. This operation generated $1.8 million of revenues during the first quarter of 2000. This was offset by increased property and facility management fees primarily due to higher square footage managed in the US and India.

Liquidity and Capital Resources

    The Company finances its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain financial ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The revolving credit facility currently totals $270.0 million, with the Company being required to make a mandatory $70.0 million reduction by December 31, 2001. The amount outstanding under this facility was $218.0 million at March 31, 2001 and is included in the accompanying Consolidated Balance Sheets. This revolving credit facility matures May 20, 2003.

    The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future and in any event for at least the next twelve months.

    During February 2001, the Company entered into an Agreement and Plan of Merger with CBRE Holding, Inc. and Blum CB Corporation, which was amended and restated as of April 24, 2001, whereby members of senior management, Ray Wirta, CEO, and Brett White, Chairman, The Americas, together with director, Fred Malek and directors, Richard Blum, Bradford Freeman and Donald Koll and their respective affiliates will acquire all of the Company's outstanding shares which they do not own at a price of $16.00 per share. The acquisition, which is expected to close in July of 2001, remains subject to certain conditions, including, among others, the receipt of debt financing by CBRE Holding, Inc. and the Company, the approval of the merger by the holders of two-thirds of the outstanding shares of the Company not owned by the buying group, the expiration or termination of waiting periods under applicable antitrust laws and a successful tender offer for at least 51% of the Company's outstanding 8 7/8% Senior Subordinated Notes. The Company will pay a termination fee of $7.5 million and reimburse up to $3.0 million of the buying group's expenses if it wishes to accept a superior acquisition proposal. No workforce reductions are contemplated in connection with the acquisition.

    Net cash used in operating activities for the first quarter of 2001 was $104.3 million, an increase of $36.7 million over prior year quarter mainly due to increased payments for the 2000 bonus and profit sharing, made in the current quarter. This increase is due to the better financial results for 2000 as compared to 1999. Income tax payments also increased by $9.2 million during the current year.

    The Company utilized $0.5 million for investing activities for the first quarter of 2001, compared to cash provided of $6.3 million in the first quarter of 2000. During the current quarter, the Company received $6.1 million in proceeds primarily from the sale of mortgage fund management contracts. Prior year proceeds totaled $11.3 million due to the sale of certain non-strategic assets in the management services segment, as well as the receipt of proceeds in 2000 from the 1999 sale of a risk management operation. In addition, capital expenditures increased by $2.1 million over prior year quarter. The Company expects to have a total of $20-25 million in capital spending during 2001.

    Net cash provided by financing activities was $104.9 million for the three months ended March 31, 2001, compared to $58.8 million for the three months ended March 31, 2000, and is mainly attributable to an increased balance in the revolving credit facility, used primarily to fund the payment of bonus and profit sharing.

Outlook

    During the first quarter of 2001, the U.S. economy in general and certain local and regional U.S. economies in particular continued to experience economic softness. Many businesses, including the Company's customers, have implemented staff reductions and delayed or curtailed their plans and commitments with respect to their commercial real estate needs. Additionally, lease rates in various regions, particularly those with a concentration in the telecommunication and technology industries, began to decline.

    As the first quarter came to a close, the Company began to see a slowdown in leasing activity and a continued slowdown in sales activity both of which are reflective of the general softness in the US economy. The Company also experienced lower than expected revenues in Europe and Asia. If these trends continue, they are likely to adversely affect the Company's financial results including EBITDA, net income and cash flow, in the near term. The Company is evaluating a cost reduction plan for use in the event revenues continue to perform below expectations. The Company believes that it could implement such a plan within a reasonable time frame and intends to be prepared to act rapidly in the event that revenues continue to decline.

Litigation

    Between November 12, and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the going private group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. In addition, no agreements have been reached with respect to any settlement of the California action.

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgment be entered in favor of the defendants including the Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court, which was denied. The plaintiff has exhausted all appeal possibilities and judgment has been entered in favor of all defendants.

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

Euro Conversion Disclosure

    A majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999. The existing legacy currencies of the participating countries will continue to be accepted until January 1, 2002. The Company does not expect the introduction of the Euro to have a significant impact on its market or the manner in which it conducts business, and believes the related impact on its financial results will not be material. Approximately 4.0% of its 2001 business was transacted in the participating member countries. The Company is currently using both the Euro and legacy currencies to conduct business in these member countries.

Net Operating Losses

    The Company had US federal income tax NOLs of approximately $16.3 million at both March 31, 2001 and December 31, 2000.

    The Company's ability to utilize NOLs has been limited by Section 382 of the Internal Revenue Code because in previous years it experienced an ownership change within the meaning of Section 382. Since the annual limitation is $26.0 million, the Company anticipates that the remaining $16.3 million of NOLs will be utilized in 2001.

New Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is also effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 is not expected to have any material impact on the Company's results of operations and financial position.

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133, which are effective for the Company beginning January 1, 2001. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of these pronouncements did not have a material impact on the consolidated financial statements at March 31, 2001.

Safe Harbor Statement Regarding Outlook and Other Forward-Looking Data

    Portions of this Form 10-Q, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results and performance in future periods to be materially different from any future results or performance suggested in forward-looking statements in this Form 10-Q. Any forward-looking statements speak only as of the date of this report and the Company expressly disclaims any obligation to update or revise any forward-looking statements found herein to reflect any changes in its expectations or results or any change in events. Factors that could cause results to differ materially include, but are not limited to: commercial real estate vacancy levels; employment conditions and their effect on vacancy rates; property values; rental rates; any general economic recession domestically or internationally; and general conditions of financial liquidity for real estate transactions.

Report of Management

    The Company's management is responsible for the integrity of the financial data reported by it and its subsidiaries. Fulfilling this responsibility requires the preparation and presentation of consolidated financial statements in accordance with accounting principles generally accepted in the US. Management uses internal accounting controls, corporate-wide policies and procedures and judgment so that these statements reflect fairly the consolidated financial position, results of operations and cash flows of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's exposure to market risk consists of foreign currency exchange rate fluctuations related to international operations and changes in interest rates on debt obligations.

    Approximately 23% of the Company's business is transacted in local currencies of foreign countries. The Company attempts to manage its exposure primarily by balancing monetary assets and liabilities, and maintaining cash positions only at levels necessary for operating purposes. While its international results of operations as measured in dollars are subject to foreign exchange rate fluctuations, the related risk is not considered material. The Company routinely monitors its transaction exposure to currency rate changes, and enters into currency forward and option contracts to limit its exposure, as appropriate. Gains and losses on contracts are recognized in accordance with the provisions of SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of SFAS No. 133 and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. At March 31, 2001, the Company had no outstanding contracts. The Company does not engage in any speculative activities.

    The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 80 basis points, approximately 10.0% of its weighted-average variable rate at March 31, 2001, the net impact would be an increase of $0.4 million in pre-tax loss and cash used in operating activities for the quarter.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Between November 12, and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the going private group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The parties may not be able to complete a mutually acceptable stipulation of settlement, and, if so, the litigation will continue. In addition, no agreements have been reached with respect to any settlement of the California action.

    In December 1996, GMH Associates, Inc. (GMH) filed a lawsuit against Prudential Realty Group (Prudential) and the Company in Superior Court of Pennsylvania, Franklin County, alleging various contractual and tort claims against Prudential, the seller of a large office complex, and the Company, its agent in the sale, contending that Prudential breached its agreement to sell the property to GMH, breached its duty to negotiate in good faith, conspired with the Company to conceal from GMH that Prudential was negotiating to sell the property to another purchaser and that Prudential and the Company misrepresented that there were no other negotiations for the sale of the property. Following a non-jury trial, the court rendered a decision in favor of GMH and against Prudential and the Company, awarding GMH $20.3 million in compensatory damages, against Prudential and the Company jointly and severally, and $10.0 million in punitive damages, allocating the punitive damage award $7.0 million as against Prudential and $3.0 million as against the Company. Following the denial of motions by Prudential and the Company for a new trial, a judgment was entered on December 3, 1998. Prudential and the Company filed an appeal of the judgment. On March 3, 2000, the appellate court in Pennsylvania reversed all of the trial courts' decisions finding that liability was not supported on any theory claimed by GMH and directed that a judgment be entered in favor of the defendants including the Company. The plaintiff filed an appeal with the Pennsylvania Supreme Court which was denied. The plaintiff has exhausted all appeal possibilities and judgment has been entered in favor of all defendants.

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

    The Company is a party to a number of pending or threatened lawsuits arising out of, or incident to, its ordinary course of business. Based on available cash and anticipated cash flows, the Company believes that the ultimate outcome will not have an impact on the Company's ability to carry on its operations. Management believes that any liability that may result from disposition of these lawsuits will not have a material effect on the Company's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibit

    None

      (b) Reports on Form 8-K

            The registrant filed a Current Report on Form 8-K dated April 24, 2001 announcing that the Company had entered into an Amended and Restated Agreement and Plan of Merger, amending provisions of the Original Agreement and Plan of Merger regarding the treatment, in the Merger, of stock fund units under the Company's Deferred Compensation Plan and shares of common stock held in the Company's 401(k) plan, and otherwise substantially restating the provisions of the Original Merger Agreement in their entirety.

            The registrant filed a Current Report on Form 8-K dated February 23, 2001 with regard to the announcement that it had entered into an Agreement and Plan of Merger with an investment group led by Blum Capital Partners, L.P. and the registrant's Chief Executive Officer.

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

CB RICHARD ELLIS SERVICES, INC.
Date: May 15, 2001	/s/ JAMES H. LEONETTI James H. Leonetti Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
No exhibits are filed with this report.

QuickLinks

CB RICHARD ELLIS SERVICES, INC. FORM 10-Q March 31, 2001 TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX