Form 10-Q/A
period 2001-03-31
CB RICHARD ELLIS SERVICES INC
filed 2001-07-03
CIK 852203

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001 - 12231

CB RICHARD ELLIS SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1616016 (I.R.S. Employer Identification Number)
200 North Sepulveda Boulevard El Segundo, California (Address of principal executive offices)	90245-4380 (Zip Code)
(310) 563-8611 (Registrant's telephone number, including area code)	Not Applicable (Former name, former address and formal fiscal year if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Number of shares of common stock outstanding at April 30, 2001 was 20,641,688.

CB RICHARD ELLIS SERVICES, INC.

FORM 10-Q

March 31, 2001

TABLE OF CONTENTS

		PAGE
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2001 (Unaudited) and December 31, 2000	3
	Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,339	$20,854
Receivables, less allowance for doubtful accounts of $11,959 and $12,631 at March 31, 2001 and December 31, 2000	141,792	176,908
Prepaid expenses	9,819	8,017
Deferred taxes, net	13,105	11,139
Other current assets	8,716	6,127

Total current assets	193,771	223,045
Property and equipment, net	75,048	75,992
Goodwill, net of accumulated amortization of $59,738 and $56,417 at March 31, 2001 and December 31, 2000	415,299	423,975
Other intangible assets, net of accumulated amortization of $290,679 and $289,038 at March 31, 2001 and December 31, 2000	44,169	46,432
Cash surrender value of insurance policies, deferred compensation plan	61,267	53,203
Investment in and advances to unconsolidated subsidiaries	38,187	41,325
Deferred taxes, net	35,316	32,327
Prepaid pension costs	24,126	25,235
Other assets	44,113	41,571

Total assets	$931,296	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$77,803	$83,673
Compensation and employee benefits payable	63,790	79,801
Accrued bonus and profit sharing	20,807	107,878
Income taxes payable	14,696	28,260
Short-term borrowings	8,418	9,215
Current maturities of long-term debt	1,161	1,378

Total current liabilities	186,675	310,205
Long-term debt:
Senior subordinated notes, less unamortized discount of $1,604 and $1,664 at March 31, 2001 and December 31, 2000	173,396	173,336
Revolving credit facility	218,000	110,000
Other long-term debt	18,257	20,235

Total long-term debt	409,653	303,571
Deferred compensation liability	79,980	80,503
Other liabilities	27,729	29,739

Total liabilities	704,037	724,018
Minority interest	2,967	3,748
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,636,051 and 20,605,023 shares outstanding at March 31, 2001 and December 31, 2000	217	217
Additional paid-in capital	365,420	364,168
Notes receivable from sale of stock	(11,661)	(11,847)
Accumulated deficit	(91,943)	(89,097)
Accumulated other comprehensive loss	(21,897)	(12,258)
Treasury stock at cost, 1,072,155 shares at March 31, 2001 and December 31, 2000	(15,844)	(15,844)

Total stockholders' equity	224,292	235,339

Total liabilities and stockholders' equity	$931,296	$963,105

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

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,846)	$20
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization excluding deferred financing costs	11,696	10,569
Gain on sale of properties, businesses and servicing rights	(6,279)	(4,735)
Deferred compensation deferrals	11,113	8,513
Equity interest in earnings of unconsolidated subsidiaries	(1,042)	(1,742)
Provision for doubtful accounts	1,173	987
Decrease in receivables	27,920	20,973
Increase in cash surrender value of insurance policies, deferred compensation plan	(8,064)	(10,751)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(100,714)	(87,165)
Decrease in accounts payable and accrued expenses	(4,505)	(6,783)
Decrease in income taxes payable	(17,632)	(5,463)
(Decrease) increase in other liabilities	(11,664)	1,777
Other	(3,419)	6,278

Net cash used in operating activities	(104,263)	(67,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,639)	(4,538)
Proceeds from sale of properties, businesses and servicing rights	6,105	11,304
Distributions from (contributions to) investments in and advances to unconsolidated subsidiaries, net	3,276	(711)
Other investing activities, net	(3,278)	259

Net cash (used in) provided by investing activities	(536)	6,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	142,000	88,000
Repayment of revolving credit facility	(34,000)	(27,000)
Repayment of senior notes and other loans, net	(2,786)	(1,168)
Other financing activities, net	(274)	(1,038)

Net cash provided by financing activities	104,940	58,794

Net increase (decrease) in cash and cash equivalents	141	(2,414)
Cash and cash equivalents, at beginning of period	20,854	27,844
Effect of exchange rate changes on cash	(656)	(639)

Cash and cash equivalents, at end of period	$20,339	$24,791

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$3,733	$6,074
Income taxes, net	$14,575	$5,376

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

6.  Comprehensive Loss

    Comprehensive loss consists of net (loss) income and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the three months ended March 31, 2001, total comprehensive loss was $12.5 million, which consists of foreign currency translation loss of $9.6 million. For the three months ended March 31, 2000, total comprehensive loss was $3.2 million, which consists of foreign currency translation loss.

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

Results of Operations

    The following unaudited table sets forth items derived from the Company's consolidated financial statements for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31,
	2001		2000
	(Dollars in thousands)
Revenue	$272,498		$260,919
EBITDA	$14,021		$19,808
Net (loss) income	$(2,846)		$20
Cash flow used in operating activities	$(104,263)		$(67,522)
Net income after tax before goodwill amortization	$1,102		$3,935
Cash flow used in operating activities per share (diluted)	$(4.89)		$(3.24)
Basic loss per share	$(0.13)		$—
Diluted loss per share	$(0.13)		$—
Debt/equity	1.87	x	2.04	x
EBITDA	1.70	x	2.15	x
Effective tax rate	52.0%		54.0%
Operating expense as a percentage of revenue	49.2%		48.7%
EBITDA	5.1%		7.6%
Net loss as a percentage of revenue	(1.0)%		—
International revenue as a percentage of consolidated revenue	22.6%		23.9%

EBITDA has been calculated as follows:

	Three Months Ended March 31,
	2001	2000
	(in thousands)
Operating Income	$2,325	$9,239
Add:
Depreciation and amortization	11,696	10,569

EBITDA (1)	$14,021	$19,808

(1)
The Company typically calculates EBITDA by excluding merger-related and other nonrecurring charges. However, there were no merger-related and other nonrecurring charges for the three months ended March 31, 2001 and 2000.

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

    Commissions, fees and other incentives totaled $124.4 million on a consolidated basis, a 9.2% increase from the first quarter of 2000. The increase is primarily due to higher overall commissions within the North American operations, primarily as a result of increased revenues. In the US, insurance and benefit costs for producers, which are a component of commission expense, also increased during the current quarter. The increase in insurance and benefit costs over prior year periods is expected to continue throughout the remainder of the year. Producer compensation within the international operations are typically fixed in nature compared to the North American operations and did not decrease as a result of lower revenues. These factors resulted in commissions as a percentage of revenues increasing from 43.7% to 45.7% in the current quarter.

    Operating, administrative and other on a consolidated basis was $134.1 million, an increase of $6.9 million or 5.5% as compared to the first quarter of 2000. This is primarily due to higher personnel requirements and insurance and benefit costs within North America, as well as lower earnings from unconsolidated subsidiaries during the current quarter. The current quarter also includes compensation expense related to the Deferred Compensation Plan retention program of $1.0 million, which became effective January 2001 and accordingly, had no impact on the results of prior year quarter.

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

Company's revenue, cost and expenses, and operating (loss) income by operating segment for the three months ended March 31, 2001 and 2000:

	Three Months Ended March 31
	2001		2000

	(Dollars in thousands)
Transaction Management
Revenue:
Leases	$97,215	54.0%	$94,304	52.8%
Sales	70,303	39.1	71,922	40.3
Other consulting and referral fees (1)	12,463	6.9	12,233	6.9

Total revenue	179,981	100.0	178,459	100.0
Costs and expenses:
Commissions, fees and other incentives	101,622	56.5	94,912	53.2
Operating, administrative and other	76,342	42.4	73,965	41.4
Depreciation and amortization	6,147	3.4	4,951	2.8

Operating (loss) income	$(4,130)	(2.3)%	$4,631	2.6%

EBITDA	$2,017	1.1%	$9,582	5.4%

Financial Services
Revenue:
Appraisal fees	$18,368	32.8%	$15,941	38.5%
Loan origination and servicing fees	14,812	26.5	9,230	22.3
Investment management fees	7,969	14.3	6,717	16.2
Other (1)	14,770	26.4	9,509	23.0

Total revenue	55,919	100.0	41,397	100.0
Costs and expenses:
Commissions, fees and other incentives	15,743	28.2	12,207	29.5
Operating, administrative and other	30,081	53.8	25,405	61.4
Depreciation and amortization	3,246	5.8	2,980	7.2

Operating income	$6,849	12.2%	$805	1.9%

EBITDA	$10,095	18.1%	$3,785	9.1%

Management Services
Revenue:
Property management fees	$20,337	55.6%	$19,234	46.8%
Facilities management fees	6,881	18.8	5,291	12.9
Other (1)	9,380	25.6	16,538	40.3

Total revenue	36,598	100.0	41,063	100.0
Costs and expenses:
Commissions, fees and other incentives	7,033	19.2	6,844	16.7
Operating, administrative and other	27,656	75.6	27,778	67.6
Depreciation and amortization	2,303	6.3	2,638	6.4

Operating (loss) income	$(394)	(1.1)%	$3,803	9.3%

EBITDA	$1,909	5.2%	$6,441	15.7%

Total operating income	$2,325		$9,239

Total EBITDA	$14,021		$19,808

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

    The Company believes that it can satisfy its non-acquisition obligations as well as working capital requirements and funding of co-investments from internally generated cash flow, borrowings under the amended revolving credit facility or any replacement credit facilities. Material future acquisitions, if any, that require cash will require new sources of capital such as an expansion of the revolving credit facility and raising money by issuing additional debt or equity. The Company anticipates that its existing sources of liquidity, including cash flow from operations, will be sufficient to meet its anticipated non-acquisition cash requirements for the foreseeable future and in any event for the next twelve months and thereafter.

    During February 2001, the Company entered into an Agreement and Plan of Merger with CBRE Holding, Inc. and Blum CB Corporation, which was amended and restated as of April 24, 2001, whereby members of senior management, Ray Wirta, CEO, and Brett White, Chairman, The Americas, together with director Fred Malek and directors Richard Blum, Bradford Freeman and Donald Koll and their respective affiliates will acquire all of the Company's outstanding shares which they do not own at a price of $16.00 per share. The acquisition, which is expected to close in July of 2001, remains subject to certain conditions, including, among others, the receipt of debt financing by CBRE Holding Inc. and the Company, the approval of the merger by the holders of two-thirds of the outstanding shares of the Company not owned by the buying group, the expiration or termination of waiting periods under applicable antitrust laws and a successful tender offer for at least 51% of the Company's outstanding 8 7/8% Senior Subordinated Notes. The Company will pay a termination fee of $7.5 million and reimburse up to $3.0 million of the buying group's expenses if it wishes to accept a superior acquisition proposal. No workforce reductions are contemplated in connection with the acquisition.

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

Outlook

    During the first quarter of 2001, the US economy in general and certain local and regional US economies in particular continued to experience economic softness. Many businesses, including the Company's customers, have implemented staff reductions and delayed or curtailed their plans and commitments with respect to their commercial real estate needs. Additionally, lease rates in various regions, particularly those with a concentration in the telecommunication and technology industries, began to decline.

    As the first quarter came to a close, the Company began to see a slowdown in leasing activity and a continued slowdown in sales activity, both of which are reflective of the general softness in the US economy. The Company also experienced lower than expected revenues in Europe and Asia. If these trends continue, they are likely to adversely affect the Company's financial results including EBITDA, net income and cash flow, in the near term. The Company is evaluating a cost reduction plan for use in the event revenues continue to perform below expectations. The Company believes that it could implement such a plan within a reasonable time frame and intends to be prepared to act rapidly in the event that revenues continue to decline.

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

CB RICHARD ELLIS SERVICES, INC.

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the

Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for a new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999, the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed, with very limited exceptions, that no matter what the outcome of the punitive damage claim the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibit

    None

  (b)
  Reports on Form 8-K

      The registrant filed a Current Report on Form 8-K dated April 24, 2001 announcing that the Company had entered into an Amended and Restated Agreement and Plan of Merger, amending provisions of the Original Merger Agreement regarding the treatment, in the Merger, of stock fund units under the Company's Deferred Compensation Plan and shares of common stock held in the Company's 401(k) plan, and otherwise substantially restating the provisions of the Original Merger Agreement in their entirety.

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

CB RICHARD ELLIS SERVICES, INC.
Date: July 3, 2001	/s/ JAMES H. LEONETTI James H. Leonetti Chief Financial Officer

QuickLinks

FORM 10-Q/A Amendment No. 1
TABLE OF CONTENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CB RICHARD ELLIS SERVICES, INC.
PART II. OTHER INFORMATION
SIGNATURES