Form 10-Q
period 2001-06-30
CB RICHARD ELLIS SERVICES INC
filed 2001-08-14
CIK 852203

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 001 - 12231

CB RICHARD ELLIS SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1616016 (I.R.S. Employer Identification Number)
200 North Sepulveda Boulevard El Segundo, California (Address of principal executive offices)	90245-4380 (Zip Code)
(310) 563- 8611 (Registrant's telephone number, including area code)	Not Applicable (Former name, former address and formal fiscal year if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /.

    Number of shares of common stock outstanding at June 30, 2001 was 20,732,049

CB RICHARD ELLIS SERVICES, INC.

FORM 10-Q

June 30, 2001

TABLE OF CONTENTS

PAGE
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2001 (Unaudited) and December 31, 2000	3
Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000 and for the six months ended June 30, 2001 and 2000 (Unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
PART II—OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 6. Exhibits and Reports on Form 8-K	25
Signatures	27

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share data)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,548	$20,854
Receivables, less allowance for doubtful accounts of $11,993 and $12,631 at June 30, 2001 and December 31, 2000	149,811	176,908
Prepaid expenses	9,693	8,017
Deferred taxes, net	13,023	11,139
Other current assets	9,132	6,127

Total current assets	200,207	223,045
Property and equipment, net	77,590	75,992
Goodwill, net of accumulated amortization of $63,726 and $56,417 at June 30, 2001 and December 31, 2000	412,379	423,975
Other intangible assets, net of accumulated amortization of $293,670 and $289,038 at June 30, 2001 and December 31, 2000	42,526	46,432
Cash surrender value of insurance policies, deferred compensation plan	69,508	53,203
Investment in and advances to unconsolidated subsidiaries	43,064	41,325
Deferred taxes, net	35,305	32,327
Prepaid pension costs	24,089	25,235
Other assets	42,131	41,571

Total assets	$946,799	$963,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$68,929	$83,673
Compensation and employee benefits payable	64,291	79,801
Accrued bonus and profit sharing	31,049	107,878
Income taxes payable	6,377	28,260
Short-term borrowings	12,017	9,215
Current maturities of long-term debt	1,129	1,378

Total current liabilities	183,792	310,205
Long-term debt:
Senior subordinated notes, less unamortized discount of $1,542 and $1,664 at June 30, 2001 and December 31, 2000	173,458	173,336
Revolving credit facility	225,000	110,000
Other long-term debt	18,014	20,235

Total long-term debt	416,472	303,571
Deferred compensation liability	87,680	80,503
Other liabilities	28,407	29,739

Total liabilities	716,351	724,018
Minority interest	2,817	3,748
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value; 8,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 20,732,049 and 20,605,023 shares outstanding at June 30, 2001 and December 31, 2000	218	217
Additional paid-in capital	367,685	364,168
Notes receivable from sale of stock	(11,636)	(11,847)
Accumulated deficit	(93,464)	(89,097)
Accumulated other comprehensive loss	(19,328)	(12,258)
Treasury stock at cost, 1,072,155 shares at June 30, 2001 and December 31, 2000	(15,844)	(15,844)

Total stockholders' equity	227,631	235,339

Total liabilities and stockholders' equity	$946,799	$963,105

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Revenue:
Leases	$112,980	$140,451	$216,146	$240,204
Sales	72,693	85,673	146,536	159,954
Property and facilities management fees	28,501	25,640	56,373	50,925
Consulting and referral fees	17,970	19,515	34,337	35,829
Appraisal fees	19,709	19,082	38,545	35,366
Loan origination and servicing fees	16,124	13,777	30,936	23,040
Investment management fees	11,705	9,818	20,254	17,155
Other	5,167	3,928	14,220	16,330

Total revenue	284,849	317,884	557,347	578,803
Costs and Expenses:
Commissions, fees and other incentives	134,805	153,852	259,203	267,815
Operating, administrative and other	129,535	130,756	263,614	257,904
Depreciation and amortization	11,446	10,731	23,142	21,300
Merger-related and other nonrecurring charges	5,608	—	5,608	—

Operating income	3,455	22,545	5,780	31,784
Interest income	692	92	1,492	581
Interest expense	9,358	10,985	18,413	20,670

(Loss) income before (benefit) provision for income tax	(5,211)	11,652	(11,141)	11,695
(Benefit) provision for income tax	(3,690)	6,175	(6,774)	6,198

Net (loss) income	$(1,521)	$5,477	$(4,367)	$5,497

Basic (loss) earnings per share	$(0.07)	$0.26	$(0.20)	$0.26

Weighted average shares outstanding for basic (loss) earnings per share	21,328,247	20,879,218	21,318,949	20,849,244

Diluted (loss) earnings per share	$(0.07)	$0.26	$(0.20)	$0.26

Weighted average shares outstanding for diluted (loss) earnings per share	21,328,247	20,906,117	21,318,949	20,879,026

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,367)	$5,497
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization excluding deferred financing costs	23,142	21,300
Gain on sale of properties, businesses and servicing rights	(9,728)	(5,027)
Deferred compensation deferrals	15,127	13,999
Decrease in receivables	20,254	20,661
Increase in cash surrender value of insurance policies, deferred compensation plan	(16,305)	(17,240)
Decrease in compensation and employee benefits payable and accrued bonus and profit sharing	(89,893)	(62,448)
Decrease in accounts payable and accrued expenses	(13,393)	(16,644)
Decrease in income taxes payable	(25,695)	(10,245)
Decrease in other liabilities	(6,732)	(1,005)
Other	336	135

Net cash used in operating activities	(107,254)	(51,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,628)	(11,451)
Proceeds from sale of properties, businesses and servicing rights	9,191	11,601
Purchase of investments	(5,484)	(11,311)
Other investing activities, net	353	(956)

Net cash used in investing activities	(10,568)	(12,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facility	185,000	134,000
Repayment of revolving credit facility	(70,000)	(72,000)
Proceeds from (repayment of) senior notes and other loans, net	1,315	(3,499)
Other financing activities, net	602	(3,163)

Net cash provided by financing activities	116,917	55,338

Net decrease in cash and cash equivalents	(905)	(7,796)
Cash and cash equivalents, at beginning of period	20,854	27,844
Effect of exchange rate changes on cash	(1,401)	(853)

Cash and cash equivalents, at end of period	$18,548	$19,195

SUPPLEMENTAL DATA:
Cash paid during the period for:
Interest (none capitalized)	$17,202	$21,501
Income taxes, net	$18,719	$15,441

The accompanying notes are an integral part of these consolidated financial statements.

CB RICHARD ELLIS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

    CB Richard Ellis Services, Inc. (the Company) is a holding company that conducts its worldwide operations through approximately 75 direct and indirect subsidiaries. Approximately 76.8% of the Company's revenues are from the United States (US) and 23.2% from the rest of the world. Effective July 20, 2001, the Company was acquired by CBRE Holding, Inc. (CB Holding) pursuant to an Amended and Restated Agreement and Plan of Merger with CB Holding and Blum CB Corporation, a wholly owned subsidiary of CB Holding. CB Holding is controlled by an affiliate of the Company's director Richard Blum. Additionally, other directors of the Company and certain of the Company's senior officers collectively have a significant interest in CB Holding. The merger was approved by the Company's stockholders on July 18, 2001.

2. Basis of Preparation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all information and footnotes required for interim financial statement presentation. In the Company's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ materially from those estimates. All significant intercompany transactions and balances have been eliminated and certain reclassifications have been made to prior periods' consolidated financial statements to conform to current period presentation. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the year ending December 31, 2001.

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

3. Investments in and Advances to Unconsolidated Subsidiaries

    Condensed Statement of Operations (unaudited) for the unconsolidated subsidiaries accounted for using the equity method is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Revenues	$66,380	$60,800	$136,029	$109,295
Income from operations	10,187	5,584	22,876	18,803
Net (loss) income	(15)	(599)	7,831	8,358

4. Debt

    At June 30, 2001, the Company had a revolving credit facility of $270.0 million and outstanding Senior Subordinated Notes (Subordinated Notes) due on June 1, 2006. Effective July 20, 2001, the revolving credit facility and Subordinated Notes were paid off in their entirety.

    The Company has short-term borrowings of $12.0 million and $9.2 million with related weighted average interest rates of 6.4% and 7.3% as of June 30, 2001 and December 31, 2000, respectively.

    A subsidiary of the Company has a credit agreement with Residential Funding Corporation (RFC). The credit agreement provides for a revolving line of credit of up to $175.0 million, and bears interest at 1.00% per annum over LIBOR. The agreement expires on August 31, 2001. During the quarter, the Company had a maximum of $160.1 million revolving line of credit principal outstanding. At June 30, 2001, the Company had $1.4 million revolving line of credit principal outstanding, which is included in short-term borrowings in the accompanying Consolidated Balance Sheets.

5. Commitments and Contingencies

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the buying group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The merger closed on July 20, 2001 and the memorandum became final, subject to the approval of the Court.

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed with very limited exceptions, that no matter what the outcome of the punitive damage claim, the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

    An important part of the strategy for the Company's investment management business involves investing its own capital in certain real estate investments with its clients. As of June 30, 2001, the Company had committed $37.6 million to fund future co-investments.

6. Comprehensive Loss

    Comprehensive loss consists of net (loss) income and other comprehensive loss. Accumulated other comprehensive loss consists of foreign currency translation adjustments. For the six months ended June 30, 2001, total comprehensive loss was $11.4 million, which consists of foreign currency translation loss of $7.0 million and a net loss of $4.4 million. For the six months ended June 30, 2000, total comprehensive loss was $2.4 million, which consists of foreign currency translation loss of $7.9 million and net income of $5.5 million.

7. Per Share Information

    Basic (loss) earnings per share was computed by dividing net (loss) income by the weighted average number of common shares outstanding of 21,328,247 and 20,879,218 for the three months ended June 30, 2001 and 2000, respectively, and 21,318,949 and 20,849,244 for the six months ended June 30, 2001 and 2000, respectively. As a result of operating losses incurred for the three and six months ended June 30, 2001, diluted weighted average shares outstanding do not give effect to common stock equivalents, as to do so would be anti-dilutive. For the three and six months ended June 30, 2000, the computation of diluted earnings per share further assumes the dilutive effect of 26,899 and 29,782 common stock equivalents, respectively, which consisted principally of stock options.

8. Industry Segments

    The Company reports its operations through three business segments: Transaction Management, Financial Services and Management Services. The Company has a number of lines of business which are aggregated, reported and managed through these three segments. The Transaction Management segment is the Company's largest generator of revenue and includes Brokerage Services, Corporate Services and Investment Property activities. Brokerage Services includes activities that provide sales, leasing and consulting services in connection with commercial real estate and is the Company's primary revenue source. Corporate Services focuses on building relationships with large corporate clients which generate recurring revenue. Investment Property activities provide brokerage services for commercial real property marketed for sale to institutional and private investors. The current year results of the Transaction Management segment include merger-related and other nonrecurring charges of $1.8 million. The Financial Services segment provides commercial mortgage, valuation, investment management and consulting and research services. The current year results of Financial Services include a nonrecurring pre-tax gain of $5.6 million from the sale of mortgage fund management contracts and the current quarter includes a $3.3 million pre-tax gain on the sale of loan servicing rights. Also included in the current year results are merger-related and other nonrecurring charges of $3.3 million. The Management Services segment provides facility management services to corporate real estate users and property management and related services to owners. Current year results include merger-related and other nonrecurring charges of $0.5 million. Prior year results include a $4.7 million nonrecurring pre-tax gain on the sale of certain non-strategic assets. The following unaudited table summarizes the revenue, cost and expenses, and operating income (loss) by operating segment for the periods ended June 30, 2001 and 2000:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(Dollars in thousands)
Revenue
Transaction Management	$190,338	$232,094	$370,319	$410,553
Financial Services	57,111	49,503	113,030	90,900
Management Services	37,400	36,287	73,998	77,350

	$284,849	$317,884	$557,347	$578,803

Operating income (loss)
Transaction Management	$1,519	$18,344	$(2,611)	$22,975
Financial Services	1,087	4,578	7,936	5,383
Management Services	849	(377)	455	3,426

	$3,455	$22,545	$5,780	$31,784
Interest income	692	92	1,492	581
Interest expense	9,358	10,985	18,413	20,670

(Loss) income before (benefit) provision for income tax	$(5,211)	$11,652	$(11,141)	$11,695

Geographic Information
Revenue
Americas
United States	$216,877	$245,700	$427,886	$444,200
Canada, South and Central America	9,037	11,061	20,541	20,260

	225,914	256,761	448,427	464,460
Pacific	11,279	11,678	18,969	19,692
Asia	10,128	10,141	19,143	19,874
Europe, Middle East and Africa	37,528	39,304	70,808	74,777

	$284,849	$317,884	$557,347	$578,803

9. Nonrecurring Charges

    During the second quarter of 2001, the Company recorded merger-related and other nonrecurring pre-tax charges totaling $5.6 million. This included merger-related costs of $1.3 million, the write-off of an e-business investment of $2.9 million, as well as severance costs of $1.4 million related to the Company's cost reduction program instituted in May 2001.

10. Subsequent Events

    Effective July 20, 2001, the Company was acquired by CB Holding which is controlled by an affiliate of the Company's director Richard Blum. Additionally, other directors of the Company and certain of the Company's senior officers collectively have a significant interest in CB Holding. The merger was approved by the Company's stockholders on July 18, 2001. Pursuant to the merger, each share of the Company's common stock, other than those held by members of the buying group, has been converted into the right to receive $16.00. As a result of the merger, the Company's shares are no longer listed on the New York Stock Exchange.

    The Company has also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Notes). The Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which includes the consent payment of $30.00 per $1,000 principal amount of Notes. The Company also repaid the outstanding balance of its revolving credit facility.

    As part of the merger transaction, the Company assumed $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2011 for $225.6 million. The Company also entered into a senior credit facility with Credit Suisse First Boston (CSFB) and other lenders. This includes the Tranche A term facility of up to $50.0 million, maturing in 2007; the Tranche B term facility of up to $185.0 million, maturing in 2008; and the revolving line of credit of up to $90.0 million, including revolving credit loans, letters of credit and a swingline loan subsidiary, maturing in 2007. The Company had an outstanding balance on the revolving line of credit of $40.0 million at the close of the merger.

    Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of Tranche B. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ending December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA. EBITDA represents earnings before net interest expense, income taxes, depreciation and amortization and merger-related and other nonrecurring charges.

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

Results of Operations

    The following unaudited table sets forth items derived from the Company's consolidated financial statements for the periods ended June 30, 2001 and 2000:

	Three Months Ended June 30				Six Months Ended June 30
	2001		2000		2001		2000
	(Dollars in thousands)
Revenue	$284,849		$317,884		$557,347		$578,803
EBITDA, excluding merger-related and other nonrecurring charges	$20,509		$33,276		$34,530		$53,084
Net (loss) income	$(1,521)		$5,477		$(4,367)		$5,497
Cash flow (used in) provided by operating activities	$(2,991)		$16,505		$(107,254)		$(51,017)
Net income after tax before goodwill amortization	$2,319		$9,359		$3,421		$13,294
Cash flow (used in) provided by operating activities per share (diluted)	$(0.14)		$0.79		$(5.03)		$(2.44)
Basic (loss) earnings per share	$(0.07)		$0.26		$(0.20)		$0.26
Diluted (loss) earnings per share	$(0.07)		$0.26		$(0.20)		$0.26
Debt/equity	1.89	x	2.03	x	1.89	x	2.03	x
EBITDA, excluding merger-related and other nonrecurring charges/net interest expense	2.37	x	3.05	x	2.04	x	2.64	x
Effective tax rate	70.8%		53.0%		60.8%		53.0%
Operating expense as a percentage of revenue	45.5%		41.1%		47.3%		44.6%
EBITDA, excluding merger-related and other nonrecurring charges as a percentage of revenue	7.2%		10.5%		6.2%		9.2%
Net (loss) income as a percentage of revenue	(0.5)%		1.7%		(0.8)%		0.9%
International revenue as a percentage of consolidated revenue	23.9%		22.7%		23.2%		23.3%

    EBITDA, excluding merger-related and other nonrecurring charges has been calculated as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
		(in thousands)
Operating Income	$3,455	$22,545	$5,780	$31,784
Add:
Depreciation and amortization	11,446	10,731	23,142	21,300
Merger-related and other nonrecurring charges	5,608	—	5,608	—

EBITDA, excluding merger-related and other nonrecurring charges	$20,509	$33,276	$34,530	$53,084

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    The Company reported a consolidated net loss of $1.5 million, or $0.07 diluted loss per share for the three months ended June 30, 2001 on revenues of $284.8 million compared to consolidated net income of $5.5 million or $0.26 diluted earnings per share on revenues of $317.9 million for the three months ended June 30, 2000.

    Revenues on a consolidated basis decreased by $33.0 million or 10.4% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This was mainly driven by a $27.5 million decrease in lease revenue, as well as a $13.0 million decline in sales revenue. These decreases were primarily attributable to the Company's North American operation. The revenue declines were slightly offset by a rise in loan origination and servicing fees, as well as an 11.2% increase in property and facilities management fees.

    Commissions, fees and other incentives totaled $134.8 million on a consolidated basis, a 12.4% decrease from the second quarter of 2000. This decrease is primarily due to the lower lease and sales revenues within North America. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year quarter. This resulted in commissions as a percentage of revenues decreasing from 48.4% to 47.3% in the current quarter.

    Operating, administrative and other on a consolidated basis was $129.5 million, a decrease of $1.2 million or 0.9% as compared to the second quarter of 2000. This was primarily due to a decline in bonus incentives, as a result of the lower quarterly results.

    Merger-related and other nonrecurring charges were $5.6 million for the three months ended June 30, 2001, compared to no charges for the three months ended June 30, 2000. This included merger-related costs of $1.3 million, the write-off of an e-business investment of $2.9 million as well as severance costs of $1.4 million related to the Company's cost reduction program instituted in May 2001.

    Consolidated interest expense was $9.4 million, a decrease of $1.6 million or 14.8% for the quarter. This decrease was primarily a result of the revolving credit facility being renewed at a lower average interest rate during the current quarter as compared to the prior year quarter. In addition, the Company had lower average borrowing levels during the second quarter of 2001 due to the pay-down of the revolving credit facility during December 2000.

    The income tax benefit on a consolidated basis was $3.7 million for the three months ended June 30, 2001, as compared to a provision for income tax of $6.2 million for the three months ended June 30, 2000. The current quarter benefit was the result of the pre-tax loss. The effective tax rate was 70.8% for the three months ended June 30, 2001 as compared to 53.0% for the three months ended June 30, 2000. The Company calculates its effective tax rate based on an estimate of its annual earnings for the entire year.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    The Company reported consolidated net loss of $4.4 million, or $0.20 diluted loss per share for the six months ended June 30, 2001 on revenues of $557.3 million compared to consolidated net income of $5.5 million, or $0.26 diluted earnings per share, on revenues of $578.8 million for the six months ended June 30, 2000.

    Revenues on a consolidated basis decreased by $21.5 million or 3.7% for the current year, mainly due to decreased lease revenue of $24.1 million. Sales revenue also declined by $13.4 million during the current year. The lower revenues are primarily attributable to the Company's North American operation. However, the European and Asian operations also experienced lower sale and lease revenues. These decreases were slightly offset by a $7.9 million increase in loan origination and servicing fees, as well as a $5.4 million increase in property and facilities management fees.

    Commissions, fees and other incentives on a consolidated basis totaled $259.2 million, a decrease of $8.6 million or 3.2% from prior year. This decrease is primarily due to the lower sales and lease revenues within the North American operation. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year. These declines were slightly offset by higher insurance and benefit costs for producers in the US, which is included as a component of commission expense. In addition, producer compensation within the international operations is typically fixed in nature compared to the North American operations and did not decrease as a result of the lower revenues. As a result, commission as a percentage of revenue remained fairly constant at 46.5% for the current year, up slightly from 46.3% for prior year.

    Operating, administrative and other on a consolidated basis was $263.6 million, an increase of $5.7 million or 2.2%, compared to the six months ended June 30, 2000. The increase is attributable to increased compensation expense of $1.7 million related to the Company's Deferred Compensation Program (DCP), as well as lower earnings from unconsolidated subsidiaries during the current year. These increases were slightly offset by lower bonus incentives due to the lower results.

    Merger-related and other nonrecurring charges were $5.6 million for the six months ended June 30, 2001, with no charges incurred in the prior year. This included merger-related costs of $1.3 million, the write-off of an e-business investment of $2.9 million, as well as severance costs of $1.4 million related to the Company's cost reduction program instituted in May 2001.

    Consolidated interest expense was $18.4 million, a decrease of $2.3 million or 10.9% in the current year. This decrease was primarily a result of the revolving credit facility being renewed at a lower average borrowing rate during the current year as compared to the prior year. In addition, the Company had lower average borrowing levels during the current year due to the pay-down of the revolving credit facility during December 2000.

    The income tax benefit on a consolidated basis was $6.8 million for the six months ended June 30, 2001, as compared to a provision for income tax of $6.2 million for the six months ended June 30, 2000. The current year benefit was a result of the year-to-date pre-tax loss. The effective tax rate was 60.8% for the six months ended June 30, 2001 as compared to 53.0% for the six months ended June 30, 2000. The Company calculates its effective tax rate based on an estimate of its annual earnings for the entire year.

Segment Operations

    The Company provides integrated real estate services through three global business segments: Transaction Management, Financial Services and Management Services. The factors for determining the reportable segments were based on the type of service and client and the way the chief operating decision-makers organize segments internally for making operating decisions and assessing performance. Transaction Management consists of sales, leasing and consulting services in connection with commercial real estate, transaction management and advisory services with large corporate clients and investment property services (brokerage services for commercial real estate property marketed for sale to institutional and private investors). Financial Services consists of commercial loan origination and servicing through the Company's wholly-owned subsidiary, L.J. Melody & Company (L.J. Melody), investment management services through the Company's wholly-owned subsidiary, CB Richard Ellis Investors, L.L.C. (CBRE Investors) and valuation and appraisal services. The following unaudited table summarizes the Company's revenue, cost and expenses, and operating (loss) income by operating segment for the periods ended June 30, 2001 and 2000:

	Three Months Ended June 30				Six Months Ended June 30
	2001		2000		2001		2000
	(Dollars in thousands)
Transaction Management
Revenue:
Leases	$106,589	56.0%	$132,921	57.3%	$203,804	55.0%	$227,225	55.3%
Sales	70,415	37.0	82,779	35.7	140,718	38.0	154,701	37.7
Other consulting and referral fees (1)	13,334	7.0	16,394	7.0	25,797	7.0	28,627	7.0

Total revenue	190,338	100.0%	232,094	100.0%	370,319	100.0%	410,553	100.0%
Costs and expenses:
Commissions, fees and other incentives	109,708	57.6	131,847	56.8	211,330	57.0	226,759	55.2
Operating, administrative and other	72,401	38.0	76,866	33.1	148,743	40.2	150,831	36.8
Depreciation and amortization	4,883	2.6	5,037	2.2	11,030	3.0	9,988	2.4
Merger-related and other nonrecurring charges	1,827	1.0	—	—	1,827	0.5	—	—

Operating income (loss)	$1,519	0.8%	$18,344	7.9%	$(2,611)	(0.7)%	$22,975	5.6%

EBITDA, excluding merger-related and other nonrecurring charges	$8,229	4.3%	$23,381	10.1%	$10,246	2.8%	$32,963	8.0%

Financial Services
Revenue:
Appraisal fees	$19,411	34.0%	$18,677	37.7%	$37,779	33.4%	$34,618	38.1%
Loan origination and servicing fees	16,124	28.2	13,807	27.9	30,936	27.4	23,037	25.3
Investment management fees	11,267	19.7	9,041	18.3	19,236	17.0	15,758	17.3
Other (1)	10,309	18.1	7,978	16.1	25,079	22.2	17,487	19.3

Total revenue	57,111	100.0%	49,503	100.0%	113,030	100.0%	90,900	100.0%
Costs and expenses:
Commissions, fees and other incentives	19,034	33.3	16,190	32.7	34,777	30.8	28,397	31.3
Operating, administrative and other	30,471	53.4	25,690	51.9	60,552	53.6	51,095	56.2
Depreciation and amortization	3,216	5.6	3,045	6.2	6,462	5.7	6,025	6.6
Merger-related and other nonrecurring charges	3,303	5.8	—	—	3,303	2.9	—	—

Operating income	$1,087	1.9%	$4,578	9.2%	$7,936	7.0%	$5,383	5.9%

EBITDA, excluding merger-related and other nonrecurring charges	$7,606	13.3%	$7,623	15.4%	$17,701	15.7%	$11,408	12.6%

Management Services
Revenue:
Property management fees	$19,571	52.3%	$20,388	56.2%	$39,908	53.9%	$39,622	51.2%
Facilities management fees	7,657	20.5	4,539	12.5	14,538	19.7	9,830	12.7
Other (1)	10,172	27.2	11,360	31.3	19,552	26.4	27,898	36.1

Total revenue	37,400	100.0%	36,287	100.0%	73,998	100.0%	77,350	100.0%
Costs and expenses:
Commissions, fees and other incentives	6,063	16.2	5,815	16.0	13,096	17.7	12,659	16.4
Operating, administrative and other	26,663	71.3	28,200	77.7	54,319	73.4	55,978	72.4
Depreciation and amortization	3,347	8.9	2,649	7.3	5,650	7.6	5,287	6.8
Merger-related and other nonrecurring charges	478	1.3	—	—	478	0.7	—	—

Operating income	$849	2.3%	$(377)	(1.0)%	$455	0.6%	$3,426	4.4%

EBITDA, excluding merger-related and other nonrecurring charges	$4,674	12.5%	$2,272	6.3%	$6,583	8.9%	$8,713	11.3%

Total operating income	$3,455		$22,545		$5,780		$31,784

Total EBITDA, excluding merger-related and other nonrecurring charges	$20,509		$33,276		$34,530		$53,084

(1)
Revenue is allocated by material line of business specific to each segment. "Other" includes types of revenue that have not been broken out separately due to their immaterial balances and/or nonrecurring nature within each segment. Certain revenue types disclosed on the Consolidated Statements of Operations may not be derived directly from amounts shown in this table.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Transaction Management

    Revenue decreased by $41.8 million or 18.0% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This decrease was primarily due to lower lease revenue of $26.3 million and decreased sales revenue of $12.4 million primarily in North America. The Company's European operation also experienced lower sales and lease revenues. Commissions, fees and other incentives decreased by $22.1 million or 16.8% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000, primarily due to the decline in lease and sales revenues within the North American operations. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year quarter. These decreases were offset by higher insurance and benefits for producers in the US, which are a component of commission expense. In addition, producer compensation within the international operations is typically fixed in nature and does not decrease as a result of lower revenues. These factors contributed to an increase in commissions as a percentage of revenues from 56.8% to 57.6% for the current quarter. Operating, administrative, and other decreased by $4.5 million or 5.8% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This is primarily due to a decrease in bonus incentives.

Financial Services

    Revenue increased by $7.6 million or 15.4% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. Loan origination and servicing fees increased by $2.3 million. Excluding any acquisitions, loan origination fees increased by $1.4 million or 12.0% over the quarter ended June 30, 2000, while loan servicing fees increased slightly compared to prior year quarter. Investment management fees increased by 24.6% as assets under management grew by $793.1 million compared to prior year quarter. Incentive fees also increased due to a higher number of sold properties during the current quarter. Other revenue increased by $2.3 million primarily due to the gain on the sale of loan servicing rights during the current quarter. Commissions, fees and other incentives increased by $2.8 million or 17.6% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 attributable primarily to the higher loan commissions due to the increased revenue. Operating, administrative, and other increased by $4.8 million or 18.6% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. This increase is primarily due to the start-up of the investment management operations in Asia during 2000. The mortgage banking line of business had higher bonus and long-term incentive costs attributable to the more favorable current year results.

Management Services

    Revenue increased by $1.1 million or 3.1% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 due to increased facility management fees primarily from property managed in the US. Operating, administrative, and other decreased by $1.5 million or 5.5% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000 due mainly to lower personnel requirements.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Transaction Management

    Revenue decreased by $40.2 million or 9.8% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The decrease was primarily due to a $23.4 million decrease in lease revenues and a $14.0 million decline in sales revenues. The lower revenues are mainly attributable to the North American operations. Sales and lease revenues also decreased in the European operations. Commissions, fees and other incentives decreased by $15.4 million or 6.8% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000, primarily due to the lower lease and sales revenues within North America. The decline in revenues also resulted in lower variable commission expense within this division as compared to prior year. These declines were offset by higher insurance and benefit costs for producers in the US, which is included as a component of commissions expense. In addition, producer compensation within the international operations is typically fixed in nature and does not decrease as a result of lower revenues. These factors contributed to an increase in commissions as a percentage of revenues from 55.2% to 57.1% for the current year. Operating, administrative, and other decreased by $2.1 million or 1.4% as a result of lower bonus incentives. Depreciation and amortization increased by $1.0 million or 10.4% in the current year, primarily as a result of additional investments in computer hardware and software.

Financial Services

    Revenue increased by $22.1 million or 24.3% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Loan origination and servicing fees increased by $7.9 million. Excluding any acquisitions, loan origination fees increased by $6.2 million or 33.0%, while loan servicing fees were up slightly compared to prior year. Investment management fees increased by $3.5 million due to higher average assets under management, as well as increased incentive fees resulting from a greater number of sold properties. Appraisal fees increased by 9.1% compared to prior year. Other revenues increased by $7.6 million due to the gain on the sale of mortgage fund management contracts and the gain on sale of loans servicing rights during the current year. Commissions, fees and other incentives increased by $6.4 million or 22.5% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This increase is mainly due to the increase in loan and appraisal commissions. In addition, producer costs increased in the mortgage banking operations in order to handle the higher business volume. Operating, administrative, and other increased by $9.5 million or 18.5% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. This is due to the start-up of the investment management operations in Asia during 2000. The mortgage banking line of business had higher bonus and long-term incentive costs attributable to the more favorable current year results.

Management Services

    Revenue decreased by $3.4 million or 4.3% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. Other revenues decreased by $8.3 million primarily due to the gain on the sale of certain non-strategic assets in the prior year. Operating, administrative, and other decreased by $1.7 million or 3.0% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The decrease is primarily due to lower personnel requirements, mainly in North America.

Liquidity and Capital Resources

    The Company finances its operations and non-acquisition related capital expenditures primarily with internally generated funds and borrowings under a revolving credit facility. The revolving credit facility contains numerous restrictive covenants that, among other things, limit the Company's ability to incur or repay other indebtedness, make advances or loans to subsidiaries and other entities, make capital expenditures, incur liens, enter into mergers or effect other fundamental corporate transactions, sell its assets, or declare dividends. In addition, the Company is required to meet certain financial ratios relating to its adjusted net worth, level of indebtedness, fixed charges and interest coverage. The revolving credit facility currently totals $270.0 million, with the Company being required to make a mandatory $70.0 million reduction by December 31, 2001. The amount outstanding under this facility was $225.0 million at June 30, 2001 and is included in the accompanying Consolidated Balance Sheets. This revolving credit facility matures May 20, 2003.

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

    Effective July 20, 2001, the Company was acquired by CB Holding which is controlled by an affiliate of the Company's director Richard Blum. Additionally, other directors of the Company and certain of the Company's senior officers collectively have a significant interest in CB Holding. The merger was approved by the Company's stockholders on July 18, 2001. Pursuant to the merger, each share of the Company's common stock, other than those held by members of the buying group, has been converted into the right to receive $16.00. The Company has also successfully completed a tender offer and consent solicitation for all of the outstanding principal amount of its 8 7/8% Senior Subordinated Notes due 2006 (the Notes). The Notes were purchased at $1,079.14 for each $1,000 principal amount of Notes, which includes the consent payment of $30.00 per $1,000 principal amount of Notes. The Company also repaid the outstanding balance of its revolving credit facility.

    As part of the merger transaction, the Company assumed $229.0 million in aggregate principal amount of 11 1/4% Senior Subordinated Notes due 2011 for $225.6 million. The Company also entered into a senior credit facility with Credit Suisse First Boston (CSFB) and other lenders. This includes the Tranche A term facility of up to $50.0 million, maturing in 2007; the Tranche B term facility of up to $185.0 million, maturing in 2008; and the revolving line of credit of up to $90.0 million, including revolving credit loans, letters of credit and a swingline loan subsidiary, maturing in 2007. The Company had an outstanding balance on the revolving line of credit of $40.0 million at the close of the merger.

    Borrowings under the senior secured credit facilities will bear interest at varying rates based on the Company's option, on either LIBOR plus 3.25% or the alternate base rate plus 2.25%, in the case of Tranche A and the revolving facility, and LIBOR plus 3.75% or the alternate base rate plus 2.75%, in the case of Tranche B. The alternate base rate is the higher of (1) CSFB's prime rate or (2) the Federal Funds Effective Rate plus one-half of one percent. After delivery of the Company's consolidated financial statements for the year ended December 31, 2001, the amount added to the LIBOR rate or the alternate base rate under the Tranche A and revolving facility will vary, from 2.50% to 3.25% for LIBOR and from 1.50% to 2.25% for the alternate base rate, as determined by reference to the Company's ratios of total debt less available cash to EBITDA.

    Net cash used in operating activities for the six months ended June 30, 2001 was $107.3 million, compared to $51.0 million for the six months ended June 30, 2000, mainly due to increased payments for the 2000 bonus and profit sharing, made in the current year. This increase is due to the better financial results for 2000 as compared to 1999. In addition, the Company had less cash from operations due to a net loss in the current year compared to net earnings in the prior year.

    The Company utilized $10.6 million for investing activities for the six months ended June 30, 2001, compared to $12.1 million for the six months ended June 30, 2000. Capital expenditures increased by $3.2 million over prior year. The Company expects to have a total of $20-25 million in capital spending during 2001.

    Net cash provided by financing activities was $116.9 million for the six months ended June 30, 2001, compared to $55.3 million for the six months ended June 30, 2000, and is mainly attributable to an increased balance in the revolving credit facility, used primarily to fund the payment of bonus and profit sharing, as well as working capital.

Litigation

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the buying group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The merger closed on July 20, 2001 and the memorandum became final, subject to the approval of the Court.

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed with very limited exceptions, that no matter what the outcome of the punitive damage claim, the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

Euro Conversion Disclosure

    A majority of the European Union member countries converted to a common currency, the "Euro," on January 1, 1999. The existing legacy currencies of the participating countries will continue to be accepted until January 1, 2002. The Company does not expect the introduction of the Euro to have a significant impact on its market or the manner in which it conducts business, and believes the related impact on its financial results will not be material. Approximately 4.2% of the Company's 2001 business was transacted in the participating member countries. The Company is currently using both the Euro and legacy currencies to conduct business in these member countries.

Net Operating Losses

    The Company had US federal income tax NOLs of approximately $16.3 million at both June 30, 2001 and December 31, 2000.

    The Company's ability to utilize NOLs has been limited by Section 382 of the Internal Revenue Code because in previous years it experienced an ownership change within the meaning of Section 382. The Company anticipates that the remaining $16.3 million of NOLs will be utilized before they expire.

New Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral established by SFAS 125. In addition, this statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is also effective for all transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's results of operations and financial position.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations", which supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for by a single method—the purchase method. This statement is effective for all business combinations initiated after June 30, 2001. The Company is in the process of determining the impact of the adoption of this statement on its results of operations and financial position.

    In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets", which supersedes APB Opinion No. 17, "Intangible Assets". Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. This statement is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities with fiscal years beginning after March 15, 2001. The Company is in the process of determining the impact of the adoption of this statement on its results of operations and financial position.

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

    The Company manages its interest expense by using a combination of fixed and variable rate debt. The Company utilizes sensitivity analyses to assess the potential effect of its variable rate debt. If interest rates were to increase by 60 basis points, approximately 10.0% of its weighted-average variable rate at June 30, 2001, the net impact would be an increase of $0.7 million in pre-tax loss and cash used in operating activities for the six months ended June 30, 2001.

CB RICHARD ELLIS SERVICES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Between November 12 and December 6, 2000, five putative class actions were filed in the Court of Chancery of the State of Delaware in and for New Castle County by various of the Company's stockholders against the Company, its directors and the buying group which has proposed to take the Company private. A similar action was also filed on November 17, 2000 in the Superior Court of the State of California in and for the County of Los Angeles. These actions all alleged that the offering price for the going private transaction was unfair and inadequate and sought injunctive relief or rescission of the transaction and, in the alternative, money damages.

    The five Delaware actions have been consolidated. As of February 23, 2001, the parties to the Delaware litigation entered into a memorandum of understanding in which they agreed in principle to a settlement. The memorandum provides, among other things:

  •
  that the defendants admit no liability or wrongdoing whatsoever;

  •
  that the members of the buying group acknowledge that the pendency and prosecution of the Delaware litigation were positive contributing factors to its decision to increase the merger consideration;

  •
  for the certification of a settlement class and the entry of a final judgment granting a full release of the defendants; and

  •
  for attorneys' fees in an amount not to exceed $380,000.

    There are numerous conditions to the settlement proposed by the memorandum including the closing of the merger.

    The merger closed on July 20, 2001 and the memorandum became final, subject to the approval of the Court.

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

    In August 1993, a former commissioned sales person of the Company filed a lawsuit against the Company in the Superior Court of New Jersey, Bergen County, alleging gender discrimination and wrongful termination by the Company. On November 20, 1996, a jury returned a verdict against the Company, awarding $1.5 million in general damages and $5.0 million in punitive damages to the plaintiff. Subsequently, the trial court awarded the plaintiff $0.6 million in attorneys' fees and costs. Following denial by the trial court of the Company's motions for new trial, reversal of the verdict and reduction of damages, the Company filed an appeal of the verdict and requested a reduction of damages. On March 9, 1999 the appellate court ruled in the Company's favor, reversed the trial court's decision and ordered a new trial. On February 16, 2000, the Supreme Court of New Jersey reversed the decision of the appellate court, concluded that the general damage award in the trial court should be sustained and returned the case to the appellate court for a determination as to whether a new trial should be ordered on the issue of punitive damages. In April 2000, the Company settled the compensatory damages claim, including interest, and all claims to date with respect to attorneys fees by paying to the plaintiff the sum of $2.75 million leaving only the punitive damage claim for resolution. The plaintiff also agreed with very limited exceptions, that no matter what the outcome of the punitive damage claim, the Company would not be responsible for more than 50% of the plaintiff's future attorney fees. In February 2001, the Company settled all remaining claims for the sum of $2.0 million and received a comprehensive release.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

    None

(b) Reports on Form 8-K

    The registrant filed a Current Report on Form 8-K on August 3, 2001 dated July 20, 2001, announcing a change in control of the Company resulting from the merger of the Company with Blum CB Corporation, a wholly-owned subsidiary of CB Holding. The Company was the surviving corporation in the merger and became a wholly-owned subsidiary of CB Holding.

    The registrant filed a Current Report on Form 8-K on July 5, 2001 dated July 5, 2001, announcing that as a part of the financing of the proposed merger of the Company with Blum CB Corporation, CBRE Holding, Inc. has offered in a private placement $65,000,000 of its 16% Senior Notes due July 20, 2011 and 339,820 shares of its Class A common stock. The related Offering Circular includes a "Recent Developments" update with respect to the Company.

    The registrant filed a Current Report on Form 8-K on June 7, 2001 dated May 31, 2001, announcing that the Company had entered into an Amended and Restated Agreement and Plan of Merger (the "Second Amended and Restated Merger Agreement"), amending provisions of the First Amended and Restated Merger Agreement regarding the capital structure of CB Holding, the post-merger capital structure of the Company and the financing to be used by Blum CB Corporation in connection with the merger, and otherwise substantially restating the provisions of the First Amended and Restated Merger Agreement.

    The registrant filed a Current Report on Form 8-K on June 7, 2001 dated May 9, 2001, with regard to two press releases issued on May 9, 2001, announcing 1) the Company's operating results for the first quarter of 2001, and 2) first quarter 2001 operating results for the Company's Europe, Asia, Middle East and Africa Division.

    The registrant filed a Current Report on Form 8-K on May 23, 2001 dated May 23, 2001 with regard to two press releases issued on May 23, 2001 announcing 1) the implementation of cost reduction programs, and 2) the intention of Blum CB Corporation to offer for sale $175 million of Senior Subordinated Notes in order to finance part of the proposed merger of Blum CB Corporation into the Company and related transactions.

    The registrant filed a Current Report on Form 8-K on May 3, 2001 dated April 24, 2001 announcing that the Company had entered into an Amended and Restated Agreement and Plan of Merger ("First Amended and Restated Merger Agreement"), amending provisions of the Original Merger Agreement regarding the treatment, in the Merger, of stock fund units under the Company's Deferred Compensation Plan and shares of common stock held in the Company's 401(k) plan, and otherwise substantially restating the provisions of the Original Merger Agreement in their entirety.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CB RICHARD ELLIS SERVICES, INC.
Date: August 14, 2001	/s/ JAMES H. LEONETTI James H. Leonetti Chief Financial Officer

QuickLinks

FORM 10-Q
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